Form 10-Q
period 1997-09-27
ANCHOR ADVANCED PRODUCTS INC; ANCHOR HOLDINGS INC
filed 1997-11-12
CIK 1030452, 1030451

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended September 27, 1997           Commission file number 333-26943

                         ------------------------------

                         ANCHOR ADVANCED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                               04-3084238
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                              ANCHOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                               62-1427775
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     1111 Northshore Drive, Suite 600
     Knoxville, TN                                      37919-4048
     (Address of principal executive offices)           (zip code)


                                 (423) 450-5300
              (Registrant's telephone number, including area code)

                    ----------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X           No
                 -------           -------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


      Date                                     Class                               Outstanding Shares
November 1, 1997         Anchor Holdings, Inc. Common Stock, $.01 par value            1,551,218
                         (Anchor Advanced Products, Inc. is a wholly
                         owned subsidiary of Anchor Holdings, Inc.)


================================================================================

            ANCHOR ADVANCED PRODUCTS, INC. AND ANCHOR HOLDINGS, INC.
                                      INDEX



PART I.        FINANCIAL INFORMATION                                                Page
                                                                                    ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at September 27, 1997          3-4
               and December 31, 1996

               Condensed Consolidated Statements of Operations for                  5
               the Thirteen and Thirty-nine Weeks Ended September 27, 1997 and September 28, 1996

               Condensed Consolidated Statements of Cash Flows                      6-7
               for the Thirty-nine Weeks Ended September 27, 1997
               and September 28, 1996

               Notes to Condensed Consolidated Financial Statements                 8-9
               (Unaudited)

Item 2.        Management's Discussion and Analysis of Financial Condition          10-14
               and Results of Operations


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                    15

Item 2.        Changes in Securities                                                15

Item 3.        Defaults Upon Senior Securities                                      15

Item 4.        Submission of Matters to a Vote of Security Holders                  15

Item 5.        Other Information                                                    15

Item 6.        Exhibits and Reports on Form 8-K                                     15

Signatures                                                                          16


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      (in thousands except per share data)



                                                                                        September 27,            December 31,
                                                                                        -------------            ------------
                                                                                            1997                     1996
                                                                                            ----                     ----
                                                                                         (unaudited)
ASSETS
Current assets:
      Cash  ........................................................................     $    8,555               $    1,578
      Accounts receivable, less allowance for doubtful accounts,
            allowances, and returns of $908 in 1997 and $1,050 in 1996..............         18,290                   21,400
      Inventories...................................................................         21,741                   20,411
      Prepaid expenses and other assets.............................................            202                    1,626
      Refundable federal income taxes...............................................            545                      448
      Deferred income taxes.........................................................          2,362                    2,023
                                                                                         ----------               ----------
            Total current assets....................................................         51,695                   47,486

      Property, plant, and equipment, net...........................................         53,127                   52,723
      Goodwill, net.................................................................          9,776                   10,395
      Other assets, net.............................................................          8,649                    6,087
                                                                                         ----------               ----------
                                                                                         $  123,247               $  116,691
                                                                                         ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt..........................................     $        0               $    6,000
      Current maturities of obligations under capital leases........................            111                      480
      Accounts payable..............................................................          5,494                    6,120
      Other accrued expenses and current liabilities................................         11,625                    7,423
                                                                                         ----------               ----------
            Total current liabilities...............................................         17,230                   20,023

Long-term debt, less current maturities.............................................              0                   44,702
Related party long-term debt........................................................              0                   21,000
Bonds payable.......................................................................        100,000                      ---
Accrued pension liability...........................................................          5,178                    4,957
Deferred income taxes...............................................................          3,114                    2,906
Other long-term liabilities.........................................................          2,263                    2,286
                                                                                         ----------               ----------
            Total liabilities.......................................................        127,785                   95,874
                                                                                         ----------               ----------





Stockholders' equity:
      Commonstock---par value $.01 per share; authorized 2,000,000 shares;
         shares issued 1,551,218 in 1997 and 1,018,160 in 1996.                                  10                       10
      Additional paid-in capital                                                                  0                   10,240
      Retained earnings (deficit)                                                            (3,970)                  11,145
      Additional pension liability, net of tax of  $348 in 1997 and 1996                       (568)                    (568)
      Treasury stock at cost                                                                    (10)                     (10)
                                                                                         -----------              -----------

            Total stockholders' equity (deficit)                                             (4,538)                   20,817
                                                                                         -----------              -----------

                                                                                         $  123,247               $   116,691
                                                                                         ===========              ===========




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands except per share data)



                                                                      Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                                      --------------------             -----------------------
                                                                  September 27,   September 28,     September 27,   September 28,
                                                                  -------------   -------------     -------------   -------------
                                                                      1997            1996              1997            1996
                                                                      ----            ----              ----            ----

      Net Sales................................................    $ 37,944         $ 36,420           $ 122,689        $ 116,926
      Cost of goods sold.......................................      32,543           31,954             103,864           97,180
                                                                   --------         --------           ---------        ---------

      Gross profit.............................................       5,401            4,466              18,825           19,746

      Amortization expense.....................................         372              345               1,037            1,033
      Selling, general and administrative expense..............       2,788            2,819               8,278            8,369
                                                                   --------         --------           ---------        ---------

      Operating income.........................................       2,241            1,302               9,510           10,344
                                                                   --------         --------           ---------        ---------

      Other expense:
            Interest expense, net..............................      (1,897)          (1,146)             (5,811)          (3,480)
            Interest expense, related party....................      (1,251)            (798)             (2,319)          (2,394)
            Other, net.........................................        (145)              73                (232)            (168)
                                                                   --------         --------           ---------        ----------

                  Total other expense, net.....................      (3,293)          (1,871)             (8,362)          (6,042)
                                                                   --------         --------           ---------        ----------

      Income (loss) before income taxes and
         extraordinary item....................................      (1,052)            (569)              1,148            4,302

      Income tax provision (benefit)...........................          55             (188)                855            1,845
                                                                   --------         --------           ---------        ---------
            Income before extraordinary item...................      (1,107)            (381)                293            2,457
            Extraordinary item, net tax benefit of $742 .......           0                0              (1,210)               0

            Net income (loss)..................................    $ (1,107)        $   (381)          $    (917)       $   2,457
                                                                   ========         ========           =========        =========

Income (loss) per common and common equivalent share:
            Net income (loss) before extraordinary item            $  (0.71)        $  (0.27)          $    0.21        $    1.73
            Extraordinary item.................................           0                0               (0.88)               0
                                                                   --------         --------           ---------        ---------
            Net income (loss)..................................    $  (0.71)        $  (0.27)          $   (0.67)       $    1.73
                                                                   ========         ========           =========        =========

Weighted average common and common equivalent
      shares outstanding.......................................       1,551            1,418               1,370            1,418
                                                                   ========         ========           =========        =========




                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)



                                                                                                    Thirty-nine Weeks Ended
                                                                                                    -----------------------
                                                                                              September 27,          September 28,
                                                                                              -------------          -------------
                                                                                                  1997                   1996
                                                                                                  ----                   ----
Cash flows from operating activities:
     Net income (loss)..............................................................          $   (917)               $ 2,457
     Adjustments to reconcile net income (loss) to net cash
            provided by operating activities:
            Deferred income taxes...................................................              (131)                   (13)
            Depreciation and amortization...........................................             7,089                  7,113
            Provision for doubtful accounts.........................................                93                     75
            Provision for inventory obsolescence....................................               153                    330
            (Gain) loss from disposal of fixed assets...............................                48                      0
            Write off of debt issue costs...........................................               701                      0
            Write off of acquisition costs..........................................               117                      0
            Changes in assets and liabilities, net of effects of purchase of business:
                    Accounts receivable.............................................             3,017                  3,882
                    Inventories.....................................................            (1,483)                  (616)
                    Prepaid and other assets........................................             1,230                 (2,658)
                    Refundable federal income taxes.................................                97                   (445)
                    Accounts payable, accrued expense and
                      other liabilities.............................................             3,796                 (2,307)
                                                                                              --------                -------

                        Net cash provided by operating
                         activities.................................................            13,810                  7,818
                                                                                              --------                -------

Cash flows from investing activities:
     Purchase of property, plant and equipment......................................            (6,463)                (6,755)
                                                                                              --------                -------

                        Net cash used in investing activities.......................            (6,463)                (6,755)
                                                                                              --------                -------

Cash flows from financing activities:
     Borrowings on long-term debt...................................................           101,529                  4,460
     Principal payments on long-term debt...........................................           (73,231)                (6,477)
     Proceeds from exercise of stock options........................................             5,067                      0
     Payment of dividend............................................................           (29,504)                     0
     Principal payments on capital lease obligations................................              (392)                  (344)
     Payments of debt issue costs...................................................            (3,839)                     0
     Checks written in excess of bank balances......................................                --                    514
                                                                                              --------                -------

            Net cash provided by financing activities...............................              (370)                (1,847)





Net increase (decrease) in cash.....................................................             6,977                   (784)
Cash at beginning of period.........................................................             1,578                    784
                                                                                              --------                -------

Cash at end of period...............................................................          $  8,555                $     0
                                                                                              ========                =======




                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed (Unaudited) Consolidated Financial Statements
                    (in thousands except for per share data)

         Anchor Holdings, Inc. ("Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware. Holdings' subsidiaries manufacture and sell: brushes used in medical and dental applications; plastic and metal packaging for the cosmetics industry; and molded plastics products, including assembly of plastic parts and construction of molds used in the injection molding business. Substantially all sales are made on credit without collateral. Holdings' subsidiaries manufacture dental products in its Morristown, Tennessee facility and cosmetics products in three facilities: Matamoros, Mexico; Morristown, Tennessee and Waterbury, Connecticut. The majority of the cosmetics goods are produced in the Matamoros facility. Molded plastics products are produced in four separate plants in Seagrove, North Carolina as well as in a facility in Round Rock, Texas. In addition to the manufacturing facilities, Holdings' subsidiaries operate mold technology centers in Elk Grove, Illinois and Sanford, North Carolina.

1.       Basis of Presentation

The quarterly condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries (together the "Company" or "Anchor"). All significant intercompany balances and transactions have been eliminated in consolidation. The quarterly condensed consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly condensed consolidated financial statements and notes thereto be read in conjunction with the full consolidated financial statements and notes thereto for the year ended December 31, 1996. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

2.       Inventories

The components of inventory at September 27, 1997 are as follows:

        Raw materials....................................... $10,724
        Work in process.....................................   6,241
        Finished goods......................................   6,234
                                                             -------
                                                              23,199
        Less valuation allowances...........................   1,458
                                                             -------
                                                             $21,741
                                                             =======

3.       Bonds Payable

On April 2, 1997, Anchor Advanced Products, Inc. (the "Issuer") issued $100,000,000 of 11 3/4% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes have been unconditionally guaranteed on a senior basis by Holdings. The net proceeds to the Issuer from the sale of the Senior Notes was $96.6 million (after deducting discounts, commissions, fees and expenses thereof) and were used: (i) to prepay in full $51.5 million in borrowings under the Revolving Credit and Term Loan Agreement, including all accrued interest and fees payable upon such prepayment, (ii) to pay $22.3 million to redeem $9.0 million aggregate principal amount of Senior Subordinated Notes and $12.0 million aggregate principal amount of Junior Subordinated Notes, each due April 30, 2000 and payable to ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., including all accrued interest and premiums payable upon such redemption, and (iii) to pay $22.8 million of a $24.4 million dividend on the Issuer's common stock. To pay the remaining portion of the dividend, the Issuer borrowed approximately $1.5 million under a new credit facility. All of the Issuer's common stock is owned by Holdings. Holdings used the $24.4 million from the Issuer dividend, together with $5.1 million of proceeds from the exercise of warrants and options to purchase Holdings' common stock, to pay a $29.5 million dividend on its capital stock. Immediately prior to the payment of the dividend, all of the outstanding warrants and 153,300 of the options were exercised.

4.       Anchor Advanced Products, Inc. Separate Company Financial Statements

As described in footnote 3, the Issuer issued $100,000,000 of 11 3/4% Senior Notes due 2004. These notes have been guaranteed fully and unconditionally by the parent company Anchor Holdings, Inc. Summarized financial information of the Issuer for the thirty-nine weeks ended September 27, 1997 and September 28, 1996 and the year ended December 31, 1996 are as follows:


                                            September 27,           December 31,            September 28,
                                                1997                    1996                    1996
                                                ----                    ----                    ----

         Current assets                      $ 51,261                 $ 47,502                   N/A
         Noncurrent assets                     71,539                   69,192                   N/A
         Current liabilities                   17,230                   20,023                   N/A
         Noncurrent liabilities               110,554                   75,851                   N/A

         Net Sales                            112,689                  156,858                116,926
         Gross Profit                          18,825                   27,637                 19,746
         Income from operations
            before extraordinary items            136                    3,417                  2,270
         Net Income (loss)                     (1,074)                   3,417                  2,270


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report may contain forward-looking statements concerning the Company's operations, economic performance and financial condition. All such statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions that are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur that will affect the Company's results.

Overview

Anchor is a leading designer, manufacturer and packager of precision molded plastic products for a wide range of dental, cosmetic, medical, computer and consumer applications. The Company is one of the world's largest manufacturers of toothbrushes and is a leading U.S. manufacturer of cosmetics packaging.

Approximately 41% of the Company's 1996 net sales were made under supply contracts with three of its largest customers, Colgate-Palmolive, Procter & Gamble and Abbott. The remaining terms of each of such contracts are up to 3 years, excluding options to renew. Typically, contracts are renewed or replaced by new contracts prior to expiration. The terms of the contracts vary, including any minimum purchasing requirements and the customers' ability to cancel, but in each case the Company passes through to its customers raw material price increases and decreases.

Anchor's principal materials are plastic resins, nylon and packaging materials. During periods of limited supply, Anchor has typically been able to procure sufficient quantities of plastic resins, nylon and packaging materials to satisfy all of its customers' needs. Anchor's gross profit is substantially unaffected by fluctuations in plastic resin and nylon prices because the Company historically has been successful in passing through increases in those prices to its customers by means of corresponding changes in product pricing.

Anchor began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline and, in 1958, began producing Pepsodent toothbrushes for Lever Brothers Company, Inc. The Company was acquired in 1990 by affiliates of the Thomas H. Lee Company and management. Since the 1990 acquisition, the Company has pursued a growth strategy designed to increase sales while diversifying its revenue base. In pursuit of this strategy, Anchor acquired Mid-State in 1994, which served to expand the Company's business into the medical device and computer component markets.

In 1993 and 1994, Anchor invested in expanded operations in Matamoros, Mexico, where the Company ultimately relocated much of its cosmetics packaging operations. As the Matamoros facility came on line in 1995 and 1996, Anchor began experiencing efficiency gains in its cosmetics segment while freeing-up domestic capacity for other uses. This increased domestic capacity allowed the Company to convert some of its U.S. production to its newest major product line, Point of Purchase ("POP") displays, which contributed to increased net sales in 1996. Also in 1996, Anchor invested in a new Round Rock, Texas, facility for the production of computer components for Compaq, which will generate a full year of revenues in 1997.

Certain of the Company's operating data for the thirteen weeks ended September 27, 1997 and September 28, 1996 and the thirty-nine weeks ended September 27, 1997 and September 28, 1996 are set forth below as percentages of net sales:



                                                                     13 Weeks Ended                        39 Weeks Ended
                                                            September 27,     September 28,        September 27,     September 28,
                                                                1997               1996                1997              1996
                                                                ----               ----                ----              ----

Net Sales.............................................          100.0%              100.0%             100.0%           100.0%
Gross profit..........................................           14.2                12.2               15.3             16.9
Selling, general and administrative...................            7.3                 7.7                6.7              7.2
Amortization..........................................            1.0                 0.9                0.8              0.9
                                                               ------              ------             ------           ------
Operating income......................................            5.9                 3.6                7.8              8.8
Other (income) expense................................            0.4                (0.2)               0.2              0.1
Net interest expense..................................            8.3                 5.3                6.6              5.0
Income tax provision (benefit)........................            0.1                (0.5)               0.7              1.6
Extraordinary item - loss on early retirement
   of debt............................................            2.8                 0.0                1.0              0.0
Net income (loss).....................................           (5.7)%              (1.0)%             (0.7)%            2.1%
                                                               ======              ======             ======           ======



Results of Operations

13 Weeks Ended September 27, 1997 ("Third Quarter 97")
Compared to 13 Weeks Ended September 28, 1996 ("Third Quarter 96")

Net Sales. Net sales increased by $1.5 million, or 4.1%, to $37.9 million for Third Quarter 97 from $36.4 million for Third Quarter 96, mainly a result of strong sales both in cosmetics and in medical devices.

Gross Profit. Gross Profit increased by $.9 million, or 20.0%, to $5.4 million for Third Quarter 97 from $4.5 million for Third Quarter 96, due to strong sales in the Cosmetics Division, and continuing improved efficiencies in the medical division of the Round Rock, Texas facility.

Selling, General and Administrative. SG&A expenses remained flat at $2.8 million for Third Quarter 97 but declined as a percentage of sales due to increasing sales levels.

Amortization. Goodwill amortization remained flat at $.3 million for Third Quarter 97.

Operating Income. Operating income increased by $.9 million, or 69.2%, to $2.2 million for Third Quarter 97 from $1.3 million for Third Quarter 96 for the reasons listed above.

Other Expense. Other expense increased by $.2 million, or 298.6%, to $.1 million other expense for Third Quarter 97 from $.1 million other income for Third Quarter 96, reflecting employee relocation expense.

Net Interest Expense. Net interest expense increased by $1.2 million, or 63.2%, to $3.1 million for Third Quarter 97 from $1.9 million for Third Quarter 96 due to the retirement of bank debt and the issue of $100 million Senior Notes in the second quarter. The increased expense reflects both a higher average debt balance outstanding and a higher effective interest rate for the current period.

Income Taxes. Income Taxes increased $.3 million, or 129.3%, to $.1 million for Third Quarter 97 from $(.2) million for Third Quarter 96 as a result of increased operating income for the quarter.

Net Income. Net loss increased $.7 million, or 175.0%, to $(1.1) million for Third Quarter 97 from $(.4) million for Third Quarter 96 as a result of the above factors.

39 Weeks Ended September 27, 1997 ("Interim 1997")
Compared to 39 Weeks Ended September 28, 1996 ("Interim 1996")

Net Sales. Net sales increased by $5.8 million, or 5.0%, to $122.7 million for Interim 97 from $116.9 million for Interim 96, as a result of strong sales to the L'Oreal/Maybelline group in the Cosmetics Division, growth in medical devices sales, and the addition of Compaq to the computer customer base.

Gross Profit. Gross Profit decreased by $.9 million, or 4.6%, to $18.8 million for Interim 97 from $19.7 million for Interim 96, due to lower than expected volumes in the Round Rock facility, the addition of lower gross margin Compaq sales, and a $.6 million charge taken in the second quarter of 1997 for renegotiation of a Mexico labor contract.

Selling, General and Administrative. SG&A expenses decreased $.1 million, or 1.2%, to $8.3 million for Interim 97 from $8.4 million for Interim 96.

Amortization. Goodwill amortization remained flat at $1.0 million for Interim
97.

Operating Income. Operating income decreased by $.8 million, or 7.8%, to $9.5 million for Interim 97 from $10.3 million for Interim 96 for the reasons listed above.

Other Expense.  Other expense remained flat at $.2 million for Interim 97.

Net Interest Expense. Net interest expense increased by $2.2 million, or 37.3%, to $8.1 million for Interim 97 from $5.9 million for Interim 96 due to the retirement of bank debt and the issue of $100 million Senior notes in the second quarter 1997.

Income Taxes. Income taxes decreased by $.9 million, or 50.0%, to $.9 million for Interim 97 from $1.8 million for Interim 96 as a result of decreased operating income, and the extraordinary expenses associated with the restructuring of the Company's debt.

Extraordinary Item. Extraordinary item increased by $1.2 million for Interim 97 from $.0 million for Interim 96 due to the writeoff of $.4 million in bank fees, and a $.8 million prepayment penalty associated with the retirement of subordinated debt, all of which are net of tax.

Net Income. Net income decreased $3.4 million, or 136.0%, to $.9 million loss for Interim 97 from $2.5 million income for Interim 96 as a result of the above factors.

Liquidity and Capital Resources

Historical

Historically, the Company has funded its business with cash generated from operations and borrowings under its Revolving Credit and Term Loan Agreement, with Bank of Boston as agent (the "Revolving Credit and Term Loan Agreement"), with long-term borrowings used to finance the Company's acquisition of Mid-State. For the thirty-nine weeks ended September 27, 1997, the Company generated cash from operating activities of $13.8 million. The Company's capital expenditures for that period were $6.5 million, principally for additions to the Company's manufacturing capacity. Financing activities are described below.

Sale of the Senior Notes

After consummation of the sale of the Senior Notes and the application of net proceeds therefrom, the Company's liquidity requirements consist primarily of working capital needs and capital expenditures, required payments of principal and interest on any borrowings under the New Credit Facility (defined below) and required payments of interest on the Notes and principal at maturity.

On April 2, 1997, Anchor entered into a credit facility (the "New Credit Facility") which provides for revolving loans to the Company in an aggregate amount not to exceed $15.0 million with a $5.0 million sublimit for the issuance of standby and commercial letters of credit. All indebtedness of Anchor under the New Credit Facility is guaranteed by Holdings. The New Credit Facility will mature in 2003 and contains covenants customary for working capital financings, including, without limitation, maximum leverage and interest coverage ratios and minimum net worth requirements; restrictions on capital expenditures, incurrence of additional indebtedness, dividends and redemptions; and restrictions on mergers, acquisitions and sales of assets.

The Indenture places significant restrictions on the Issuer's ability to incur additional indebtedness, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity.

Inflation and Changing Prices

Anchor's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins and nylon, Anchor's principal raw materials, are generally passed through to customers, such changes historically, have not, and in the future are not expected to have, a material effect on Anchor's gross profit.

Impact of New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which changes the calculations used for earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the standard on the consolidated financial statements would be to result in $2.41 and $(0.59) of basic EPS for the thirty-nine week periods ending September 28, 1996 and September 27, 1997, respectively. The standard would have no effect on the diluted EPS. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has not yet determined the full effect of this Statement on its financial statements.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Change in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Securities Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits.

11.1 Statement regarding Computation of Per Share Earnings.
27.1 Financial Data Schedule.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and this report has also been signed by the following person in the capacities indicated, on the 11th day of November, 1997.


                             ANCHOR ADVANCED PRODUCTS, INC.



                             By: /c/ Phyllis C. Best
                                 ---------------------------------------------
                                 Phyllis C. Best
                                 Senior Vice President, Finance and Controller (Principal Financial and Accounting Officer)


                             ANCHOR HOLDINGS, INC.



                             By: /c/ Phyllis C. Best
                                 ---------------------------------------------
                                 Phyllis C. Best
                                 Senior Vice President, Finance and Controller (Principal Financial and Accounting Officer)