Form 10-Q/A
period 1997-09-27
ANCHOR ADVANCED PRODUCTS INC; ANCHOR HOLDINGS INC
filed 1997-12-09
CIK 1030452, 1030451

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-Q/A
                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

           Yes    X                             No
              -----------                         ------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                        Class                       Outstanding Shares
November 1, 1997    Anchor Holdings, Inc. Common Stock,           1,551,218
                    $.01 par value (Anchor Advanced
                    Products, Inc. is a wholly owned
                    subsidiary of Anchor Holdings, Inc.)

================================================================================

            ANCHOR ADVANCED PRODUCTS, INC. AND ANCHOR HOLDINGS, INC.
                                      INDEX

PART I.    FINANCIAL INFORMATION                                           Page

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September 27, 1997     3-4
           and December 31, 1996

           Condensed Consolidated Statements of Operations for
           the Thirteen and Thirty-nine Weeks Ended September 27, 1997     5
           and September 28, 1996

           Condensed Consolidated Statements of Cash Flows                 6-7
           for the Thirty-nine Weeks Ended September 27, 1997
           and September 28, 1996


           Notes to Condensed Consolidated Financial Statements            8-9
           (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial Condition     10-14
           and Results of Operations

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               15

Item 2.    Changes in Securities                                           15

Item 3.    Defaults Upon Senior Securities                                 15

Item 4.    Submission of Matters to a Vote of Security Holders             15

Item 5.    Other Information                                               15

Item 6.    Exhibits and Reports on Form 8-K                                15

Signatures                                                                 16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      (in thousands except per share data)


                                                                                              September 27,       December 31,
                                                                                                  1997                  1996
                                                                                              ------------        ------------
                                                                                              (unaudited)
ASSETS
Current assets:
      Cash      ........................................................................    $     8,555             $    1,578
      Accounts receivable, less allowance for doubtful accounts,
           allowances, and returns of $908 in 1997 and $1,050 in 1996...................         18,290                 21,400
      Inventories.......................................................................         21,741                 20,411
      Prepaid expenses and other assets.................................................            202                  1,626
      Refundable federal income taxes...................................................            545                    448
      Deferred income taxes.............................................................          2,362                  2,023
                                                                                            -----------             ----------

           Total current assets.........................................................         51,695                 47,486

      Property, plant, and equipment, net...............................................         53,127                 52,723
      Goodwill, net.....................................................................          9,776                 10,395
      Other assets, net.................................................................          8,649                  6,087
                                                                                            -----------             ----------

                                                                                               $123,247               $116,691
                                                                                             ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt..............................................   $          0              $   6,000
      Current maturities of obligations under capital leases............................            111                    480
      Accounts payable..................................................................          5,494                  6,120
      Other accrued expenses and current liabilities....................................         11,625                  7,423
                                                                                            -----------             ----------

           Total current liabilities....................................................         17,230                 20,023

Long-term debt, less current maturities.................................................              0                 44,702
Related party long-term debt............................................................              0                 21,000
Bonds payable...........................................................................        100,000                    ---
Accrued pension liability...............................................................          5,178                  4,957
Deferred income taxes...................................................................          3,114                  2,906
Other long-term liabilities.............................................................          2,263                  2,286
                                                                                            -----------             ----------

           Total liabilities............................................................        127,785                 95,874
                                                                                            -----------             ----------









Stockholders' equity:
      Common stock---par value $.01 per share; authorized 2,000,000 shares;
           shares issued 1,551,218 in 1997 and 1,018,160 in 1996........................             10                     10
      Additional paid-in capital........................................................              0                 10,240
      Retained earnings (deficit).......................................................         (3,970)                11,145
      Additional pension liability, net of tax of  $348 in 1997 and 1996................           (568)                  (568)
      Treasury stock at cost............................................................            (10)                   (10)
                                                                                            -----------             ----------

           Total stockholders' equity (deficit).........................................        (4,538)                20,817
                                                                                            -----------             ----------

                                                                                               $123,247               $116,691
                                                                                            ===========             ==========












The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands except per share data)




                                                                       Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                                    -----------------------------     ------------------------------
                                                                    September 27,   September 28,     September 27,    September 28,
                                                                         1997           1996               1997            1996
                                                                         ----           ----               ----           ----
      Net Sales....................................................    $37,944        $36,420             $122,689       $116,926
      Cost of goods sold...........................................     32,543         31,954              103,864         97,180
                                                                       -------        -------             --------       --------

      Gross profit.................................................      5,401          4,466               18,825         19,746

      Amortization expense.........................................        372            345                1,037          1,033
      Selling, general and administrative expense..................      2,788          2,819                8,278          8,369
                                                                       -------        -------             --------       --------

      Operating income.............................................      2,241          1,302                9,510         10,344
                                                                       -------        -------             --------       --------

      Other expense:
           Interest expense, net...................................     (3,148)        (7,062)              (5,811)        (3,480)
           Interest expense, related party.........................          0         (1,068)              (2,319)        (2,394)
           Other, net..............................................       (145)            73                 (232)          (168)
                                                                       -------        -------             --------       --------

                Total other expense, net...........................     (3,293)        (1,871)              (8,362)        (6,042)
                                                                       -------        -------             --------       --------

      Income (loss) before income taxes and
         extraordinary item........................................     (1,052)          (569)               1,148          4,302

      Income tax provision (benefit)...............................         55           (188)                 855          1,845
                                                                       -------        -------             --------       --------
           Income before extraordinary item........................     (1,107)          (381)                 293          2,457
           Extraordinary item, net tax benefit of $742 ............          0              0               (1,210)             0

           Net income (loss).......................................   $ (1,107)         $(381)            $  ( 917)      $ 2,457
                                                                      ========        =======             ========       =======

Income (loss) per common and common equivalent share:
           Net income (loss) before extraordinary item                $  (0.71)       $ (0.27)            $   0.21       $  1.73
           Extraordinary item......................................          0              0                (0.88)            0
                                                                      -------        -------             ---------       -------
           Net income (loss).......................................   $ (0.71)        $(0.27)             $  (0.67)      $  1.73
                                                                      =======        =======             =========       =======

Weighted average common and common equivalent
      shares outstanding...........................................     1,551          1,418                 1,370         1,418
                                                                      =======        =======             =========       =======








The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                                                Thirty-nine Weeks Ended
                                                                                         ----------------------------------------
                                                                                         September 27,             September 28,
                                                                                             1997                      1996
                                                                                             ----                      ----
Cash flows from operating activities:
     Net income (loss)..................................................                     $(917)                   $2,457
     Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
           Deferred income taxes........................................                      (131)                      (13)
           Depreciation and amortization................................                     7,089                     7,113
           Provision for doubtful accounts..............................                        93                        75
           Provision for inventory obsolescence.........................                       153                       330
           (Gain) loss from disposal of fixed assets....................                        48                         0
           Write off of debt issue costs................................                       701                         0
           Write off of acquisition costs...............................                       117                         0
           Changes in assets and liabilities, net of effects of
            purchase of business:
                 Accounts receivable....................................                     3,017                     3,882
                 Inventories............................................                    (1,483)                     (616)
                 Prepaid and other assets...............................                     1,230                    (2,658)
                 Refundable federal income taxes........................                        97                      (445)
                 Accounts payable, accrued expense and
                 other liabilities......................................                     3,796                    (2,307)
                                                                                           -------                    -------

                     Net cash provided by operating
                      activities........................................                    13,810                     7,818
                                                                                           -------                    -------

Cash flows from investing activities:
     Purchase of property, plant and equipment..........................                    (6,463)                   (6,755)
                                                                                           -------                    -------

                     Net cash used in investing activities..............                    (6,463)                   (6,755)
                                                                                           -------                    -------

Cash flows from financing activities:
     Borrowings on long-term debt.......................................                   101,529                     4,460
     Principal payments on long-term debt...............................                   (73,231)                   (6,477)
     Proceeds from exercise of stock options............................                     5,067                         0
     Payment of dividend................................................                   (29,504)                        0
     Principal payments on capital lease obligations....................                      (392)                     (344)
     Payments of debt issue costs.......................................                    (3,839)                        0
     Checks written in excess of bank balances..........................                       --                        514
                                                                                           -------                    -------

           Net cash provided by financing activities....................                      (370)                   (1,847)









Net increase (decrease) in cash.........................................                     6,977                       (784)
Cash at beginning of period.............................................                     1,578                        784
                                                                                          --------                   --------

Cash at end of period...................................................                  $  8,555                   $      0
                                                                                          ========                   ========







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

2.  Inventories

The components of inventory at September 27, 1997 are as follows:


     Raw materials......................................................$10,724
     Work in process..................................................    6,241
     Finished goods....................................................   6,234
                                                                       --------
                                                                         23,199
     Less valuation allowances.........................................   1,458
                                                                       --------
                                                                        $21,741
                                                                       ========

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

Certain of the Company's operating data for the thirteen weeks ended September 27, 1997 and September 28, 1996 and the thirty-nine weeks ended September 27, 1997 and September 28, 1996 are set forth below as percentages of net sales:



                                                               13 Weeks Ended                         39 Weeks Ended
                                                     September 27,       September 28,       September 27,        September 28,
                                                         1997                1996                1997                 1996
                                                         ----                ----                ----                 ----
Net Sales...........................................     100.0%             100.0%              100.0%              100.0%
Gross profit........................................      14.2               12.2                15.3                16.9
Selling, general and administrative.................       7.3                7.7                 6.7                 7.2
Amortization........................................       1.0                0.9                 0.8                 0.9
                                                         -----              -----               -----               -----
Operating income....................................       5.9                3.6                 7.8                 8.8
Other (income) expense..............................       0.4               (0.2)                0.2                 0.1
Net interest expense................................       8.3                5.3                 6.6                 5.0
Income tax provision (benefit)......................       0.1               (0.5)                0.7                 1.6
Extraordinary item - loss on early
   retirement of debt...............................       2.8                0.0                 1.0                 0.0
Net income (loss)...................................     (5.7)%              (1.0)%              (0.7)%               2.1%
                                                        =====               =====               =====               =====



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

Inflation and Changing Prices
-----------------------------

Anchor's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins and nylon, Anchor's principal raw materials, are generally passed through to customers, such changes historically, have not, and in the future are not expected to have, a material effect on Anchor's gross profit.

Impact of New Accounting Standards
----------------------------------

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

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits.

11.1 Statement regarding Computation of Per Share Earnings.
27.1 Financial Data Schedule.

(b)        Reports on Form 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and this report has also been signed by the following person in the capacities indicated, on the 8th day of December, 1997.


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