Form 10-K
period 1997-12-31
ANCHOR ADVANCED PRODUCTS INC; ANCHOR HOLDINGS INC
filed 1998-03-19
CIK 1030452, 1030451

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------
                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For The fiscal year Ended December 31, 1997


                       Commission File Number 333-26943



                         ANCHOR ADVANCED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)
                               ----------------

                 Delaware                              04-3084238
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                             ANCHOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
                               ----------------

                Delaware                               62-1427775
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

     1111 Northshore Drive, Suite 600                   37919-4048
              Knoxville, TN                             (zip code)
  (Address of principal executive offices)

                                 (423) 450-5300
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     11-3/4% Series B Senior Notes due 2004

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      As the Registrant's Common Stock is not publicly traded, the aggregate market value of the voting stock held by non-affiliates of the Registrant is not determinable.

      The number of shares outstanding of the registrant's Common Stock as of December 31, 1997 was 1,551,218.

================================================================================

           Anchor Advanced Products, Inc. and Anchor Holdings, Inc.

                          Annual Report on Form 10-K


                               TABLE OF CONTENTS

                                                                                    Page
                                                                                   -----
Part I
------
Item 1.  Business ..............................................................     2
Item 2.  Properties ............................................................     6
Item 3.  Legal Proceedings .....................................................     6
Item 4.  Submission of Matters to a Vote of Security Holders ...................     6

Part II
-------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .     7
Item 6.  Selected Financial Data ...............................................     8
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation ..................................................    10
Item 8.  Financial Statements and Supplementary Data ...........................    14
         (1) Consolidated Balance Sheets for fiscal years ended December 31, 1996
             and 1997...........................................................    16
         (2) Consolidated Statements of Operations for fiscal years ended
             December 31, 1995, 1996 and 1997 ..................................    17
         (3) Consolidated Statements of Stockholders' Equity (Deficit) for
             fiscal years ended December 31, 1995, 1996 and 1997 ...............    18
         (4) Consolidated Statements of Cash Flows for fiscal years ended
             December 31, 1995, 1996 and 1997 ..................................    19
         (5) Notes to Consolidated Financial Statements ........................    20
         (6) Schedule II--Valuation & Qualifying Accounts for the years ended
             December 31, 1995, 1996 & 1997 ....................................    35
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..................................................    35

Part III
--------
Item 10. Directors and Executive Officers of the Registrant ....................    36
Item 11. Executive Compensation ................................................    38
Item 12. Security Ownership of Certain Beneficial Owners and Management ........    43
Item 13. Certain Relationships and Related Transactions ........................    44

Part IV
-------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......    46
Signatures .....................................................................    48

     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Factors Affecting the Company's Business, Operating Results and Financial Condition" section herein. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                    PART I

     Unless the context otherwise requires, references in this Form 10-K to "Holdings" shall mean Anchor Holdings, Inc., a Delaware corporation, references to "Products" shall mean Anchor Advanced Products, Inc, a Delaware corporation, references to "Anchor" or the "Company" mean the consolidated business operations of Holdings and its subsidiaries. Products is a wholly owned subsidiary of Holdings.


Item 1. Business

General

     Anchor is a leading designer, manufacturer and packager of precision molded plastic products for a wide range of dental, cosmetic, medical, computer and consumer applications. Based upon its knowledge of and experience in the industry, the Company believes that it is one of the world's largest manufacturers of toothbrushes and a leading U.S. manufacturer of cosmetics packaging.

     Anchor began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline and, in 1958, began producing Pepsodent toothbrushes for Lever Brothers Company, Inc. The Company was acquired in 1990 by affiliates of the Thomas H. Lee Company and management. Since 1990, management has developed and implemented a variety of strategic initiatives in order to enhance the Company's long-term growth, profitability and competitiveness, including:

      -- Capitalizing on its manufacturing and technical expertise and reputation for quality and service to grow its dental business, including introducing the Crest[RegTM] line of toothbrushes for Procter & Gamble in 1992.

      -- Consolidating its cosmetics operations in an expanded maquiladora manufacturing facility in Matamoros, Mexico, resulting in significant operating efficiencies and cost savings.

      -- Diversifying its markets and customer base through product line expansion and the 1994 acquisition of Mid-State.


Markets and Products

     Anchor designs, manufactures and packages precision molded plastic products for dental, cosmetics, medical device, computer component, Point of Purchase ("POP") display and consumer product markets. The Company's broad line of products include: (i) toothbrushes and electric toothbrush heads; (ii) custom mascara packages, nail applicators, compacts, and lipstick containers; (iii) molded medical devices including blood filtration devices, angiographic syringes, intravenous equipment, in-vitro diagnostic kits and surgical scrub brushes; (iv) personal computer components including standard and custom casings for computers, bezels and other computer components; (v) POP displays; and (vi) other consumer products, such as shampoo bottle closures and flat panel lights.


Marketing and Sales

     The Company serves its customers primarily through its direct field sales force which includes 14 account managers and a number of market specific commissioned sales agents. Several of the Company's largest customers are serviced by a dedicated sales agent. Skilled customer service representatives are located in each of the Company's facilities to maintain daily contact while supporting the efforts of the sales force. The sales effort is overseen by divisional sales/marketing executives.


Competition

     The markets in which the Company operates are highly competitive. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply products to customers in a timely manner. Some of these competitors have, and new competitors may have, greater financial and other resources than the Company. Competitive pressures or other factors, including the vertical integration by certain of the Company's major customers of manufacturing processes traditionally outsourced to the Company, could cause the Company to lose market share or could result in a significant price erosion with respect to the Company's products, either of which would have a material adverse effect on the Company's results of operations. Furthermore, the Company's customers operate in highly competitive markets. To the extent the Company's major customers lose market share in their respective markets, the Company's results of operations and financial condition could be materially and adversely affected.


     In addition to facing competition from its customers, Anchor faces competition from a number of independent injection molding manufacturers. Some of Anchor's major competitors in the cosmetics market compete across product lines, while most of its competitors focus on an individual segment of the market. Many of these competitors in the medical device and computer component markets also compete with Anchor in the consumer and other markets. The POP display market is served by a number of large suppliers. This market requires a wide range of services, and the suppliers in the industry are able to perform these services with varying degrees of self-sufficiency.


Competitive Strengths

     The Company's customers are primarily large, branded consumer product companies. Outsourcing allows Anchor's customers to optimize internal resources and focus on their core competencies. Specifically, management believes that customers prefer Anchor because of the following competitive strengths:

     Quality Focus. Based on its knowledge of and experience in the industry, the Company believes it is a leader in plastic injection molding and service quality. The Company has received numerous quality service and preferred supplier awards from its customers, including Colgate-Palmolive, Procter & Gamble, 3M, Abbott and Compaq. Furthermore, the Company has manufactured over one billion toothbrushes for Colgate-Palmolive and Procter & Gamble to date without a single shipment return for manufacturing or quality defects. A major reason for the Company's achievements is QIS initiative instituted by management since the acquisition of the Company in 1990.

     Design Capabilities. Anchor has dedicated design professionals who work with customers to meet changing market needs. For example, the Company worked closely with Procter & Gamble to produce the Crest Complete[RegTM] line of toothbrushes in 1992, which uses a newly developed, proprietary fusion technology as an alternative to the conventional staple-set technology.

     Broad Manufacturing Resources. With its flexible, high capacity production facilities, Anchor is able to meet customer demands quickly and efficiently, producing customized products with little lead time. Anchor provides its customers with a broad range of manufacturing services, including injection molding, bristling, decoration and packaging. Anchor's broad customer base and high production volumes enable it to achieve economies of scale and to maintain in inventory a wide selection of resins and other raw materials.

     Capital Investment Programs. Since 1991, Anchor has spent approximately $47.8 million on capital investment, in large part to accommodate new product lines by building facilities dedicated to specific products or customers. Such programs include an expanded facility in Morristown, Tennessee for POP display production, a facility in Round Rock, Texas for the production of computer components and the consolidation of cosmetics production facilities in Matamoros, Mexico.

     Superior Customer Service. Anchor strives to provide a high level of customer service which management believes exceeds the service provided by competing injection molders or its customers' in-house manufacturing operations. The Company uses its manufacturing resources, such as computerized ordering systems, just-in-time production and flexible manufacturing processes, to provide its customers with a rapid turnaround time on orders and seeks to be responsive to any changes submitted by its customers.

     As a result of these competitive strengths, Anchor enjoys a large customer base of national consumer product companies. Each of the Company's five largest customers in 1997 (Colgate-Palmolive, Maybelline, Procter & Gamble, Abbott and Compaq) have been customers of the Company for an average of approximately 25 years. The Company's emphasis on customer partnerships and its long standing relationships with its largest customers serve to create barriers to entry in its served markets.

Raw Materials

     The major raw materials used in the manufacturing of the Company's products are various plastic resins, nylon and packaging materials. Most of the raw materials used in the Company's products are available from multiple sources. However, several raw materials used in the Company's products are currently obtained from single sources. Certain of the Company's contracts provide for raw material price increases to be absorbed by these customers and the Company seeks to pass through any increases in the cost of raw materials to its other customers.

Customer Concentration

     A significant portion of the Company's net sales to date has been derived from a limited number of customers. The Company's three largest customers in 1997, Colgate-Palmolive, Maybelline and Procter & Gamble, each accounted for greater than 10% of the Company's net sales in 1997 and in the aggregate accounted for approximately 51.4% of the Company's 1997 net sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize, by deferrals or cancellations of orders or by its largest customers increasing their in-house production of the Company's products or selecting other manufacturers from whom to buy products. In addition, there can be no assurance that revenues from customers that have accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historic levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

Status of Key Customer Contracts

     The Company has supply contracts with three of its largest customers, Colgate-Palmolive, Procter & Gamble and Abbott. The Company's current contract with Colgate-Palmolive, which extends through June 30, 1999, provides that Colgate-Palmolive, one of the Company's largest customers, will self-manufacture substantially all of one of the three product lines historically provided to it by the Company. The Company anticipates the full effect of such self-manufacturing will result in a decline of approximately $11 million in annual net sales by the Company to Colgate-Palmolive by 1998. No assurance can be given that the Company's contract with Colgate-Palmolive will be renewed upon expiration or that any renewal of such contract will be on terms as favorable to the Company as the current contract or that Colgate-Palmolive will not begin the self-manufacturing of other of the Company's product lines manufactured for Colgate-Palmolive. The loss of Colgate-Palmolive as a customer would have a material and adverse effect on the results of operations of the Company.

     The Company's current contract with Procter & Gamble, another of the Company's largest customers, extends through December 31, 1999. Procter & Gamble has advised the Company that it intends to self-manufacture products historically provided to it by the Company upon expiration of such contract. The Company nonetheless intends to seek a renewal of such contract upon expiration and anticipates that even if a contract renewal is successfully negotiated, any such renewal will be on terms significantly less favorable to the Company than the current contract. No assurance can be given that the Company's contract with Procter & Gamble will be renewed upon expiration. If the contract is not renewed, it would have a material and adverse effect on the results of operations of the Company. For fiscal 1997, Procter & Gamble accounted for $18.0 million, or 11.2%, of the Company's net sales and $3.9 million, or 15.5%, of the Company's gross profit.

     The Company's contract with Abbott for the manufacture of medical devices at the Round Rock, Texas facility extends through the year 2000, with Abbott having the option to renew such contract for additional one year terms. No assurance can be given that the Company's contract with Abbott will be renewed upon expiration or that any renewal of such contract will be on terms as favorable to the Company as the current contract. The loss of Abbott as a customer would have a material and adverse effect on the results of operations of the Company.

Environmental Matters

     The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes there are currently no pending investigations at the Company's plants and sites relating to environmental matters, other than certain matters for which it is being defended and indemnified by Philips Electronics North American Corporation, its former parent. However, there can be no assurance that the Company will not be involved in any other such proceeding in the future and that the aggregate amount of future clean up costs and other environmental liabilities will not be material.

     Federal, state and local governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. The Company cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future nor can the Company predict how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations could require additional expenditures by the Company, some of which could be material. The Company does not have insurance coverage for environmental liabilities other than in Mexico and does not anticipate obtaining such coverage in the future.

Item 2. Properties

Properties
     The Company, headquartered in Knoxville, Tennessee, operates a total of nine manufacturing facilities in five locations and two mold technology centers throughout the United States and Mexico as detailed in the following table:



                                                                 Leased/
         Location                   Use          Square Feet      Owned
--------------------------   ----------------   -------------   --------
Elk Grove, IL                Mold making            10,000      Leased
Harlingen, TX                Warehouse              45,000      Leased
Knoxville, TN                Administrative         12,000      Leased
Matamoros, Mexico            Manufacturing         118,000      Owned
Morristown, TN Plant "B"     Manufacturing         180,000      Owned
Morristown, TN Plant "C"     Manufacturing         120,000      Owned
Morristown, TN               Warehouse              90,000      Leased
Round Rock, TX               Manufacturing          71,300      Owned
Sanford, NC                  Mold making            12,500      Owned
Seagrove, NC                 Manufacturing           6,000      Owned
Seagrove, NC                 Manufacturing          43,600      Owned
Seagrove, NC                 Manufacturing          40,000      Owned
Seagrove, NC                 Manufacturing          43,600      Owned
Seagrove, NC                 Warehouse              31,700      Leased
Waterbury, CT                Manufacturing         120,000      Owned

     None of the above leases expires prior to April 30, 1998.

Item 3. Legal Proceedings

     The Company is party to lawsuits and administrative proceedings that arise in the ordinary course of its business. Although the final results in all such lawsuits and proceedings cannot be predicted, the Company currently believes that their ultimate resolution, after taking into account the liabilities accrued with respect to such matters, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     There is no established public trading market for the Company's common equity.

Holders

     As of March 1, 1998, the Company had approximately 1,551,218 shares of Common Stock outstanding held by 27 stockholders of record.

Dividends

     On April 2, 1997, Anchor Advanced Products, Inc. paid a dividend of $24.4 million to Holdings, and Holdings paid a dividend of $29.5 million to its stockholders.

     The Company's ability to pay future dividends is limited by the Indenture with respect to the 11-3/4% Series B Senior Notes, the Company's $15 million Credit Facility and the terms of other indebtedness of the Company.

Recent Sales of Unregistered Securities

     During the period covered by this report, the Company issued the following securities, none of which has been registered under the Securities Act of 1933, as amended, pursuant to Rule 701 of the Securities Act:

     (i) On April 2, 1997, the Company issued 153,300 shares of Common Stock upon the exercise of stock options at the exercise price of $9.50 per share.

     (ii) On April 2, 1997, the Company issued 380,000 shares of Common Stock upon the exercise of warrants at the exercise price of $9.50 per share.

Item 6. Selected Financial Data

     The following table sets forth selected historical financial data of the Company for the five years ended December 31, 1997. The selected financial data in this table is derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report.


                         Anchor Advanced Products, Inc.

                            Selected Financial Data



                                                                 Year ended December 31,
                                             ---------------------------------------------------------------
                                                 1993        1994         1995          1996         1997
                                             ----------- ----------- ------------- ------------- -----------
                                                                 (dollars in thousands)
Statement of Operations Data:
Net Sales ..................................  $118,047    $118,267     $ 149,366     $ 156,858    $161,161
Gross Profit ...............................    20,778      18,208        24,338        27,637      25,187
Selling, general and administrative ........     9,096       7,634         9,409        11,358      10,979
Amortization ...............................       577       1,712         1,662         1,530       1,698
                                              --------    --------     ---------     ---------    --------
Operating Income ...........................    11,105       8,862        13,267        14,749      12,510
Other (Income)/Expense .....................      (110)       (739)          974           408        (287)
Net Interest (Income) expense ..............     5,385       5,984         8,616         8,124      11,165
Income Taxes ...............................     2,241       1,507         1,239         2,591         794
Extraordinary Item (1) .....................         0         334             0             0       1,210
                                              --------    --------     ---------     ---------    --------
Cumulative effect of change in accounting
 for income taxes ..........................      (635)
Net Income (Loss) ..........................  $  4,224    $  1,776     $   2,438     $   3,626    $   (372)
                                              ========    ========     =========     =========    ========
Basic Earnings per Share:
Earnings per common and equivalent
 share:
Income before extraordinary item and
 cumulative effect .........................  $   3.59    $   2.07     $    2.39     $    3.56    $   0.59
Extraordinary Item .........................              $  (0.33)                               $  (0.85)
Cumulative effect of change in accounting
 for income taxes ..........................  $   0.63
Net Income (Loss) ..........................  $   4.22    $   1.74     $    2.39     $    3.56    $  (0.26)
                                              ========    ========     =========     =========    ========
Diluted Earnings per Share:
Earnings per common and equivalent
 share:
Income before extraordinary item and
 cumulative effect .........................  $   3.52    $   1.95     $    1.87     $    2.65    $   0.59
Extraordinary Item .........................              $  (0.31)                               $  (0.85)
Cumulative effect of change in accounting
 for income taxes ..........................  $   0.63
Net Income (Loss) ..........................  $   4.15    $   1.64     $    1.87     $    2.65    $  (0.26)
                                              ========    ========     =========     =========    ========
Cash dividends per common share ............  $     --    $     --     $      --     $      --    $  19.02
Balance Sheet Data:
Total assets ...............................  $ 79,277    $115,065     $ 116,529     $ 115,263    $120,839
Long-term liabilities ......................    48,328      81,376        79,314        75,851     108,286

                                                           Year ended December 31,
                                          ----------------------------------------------------------
                                             1993        1994        1995       1996        1997
                                          ---------- ------------ ---------- ---------- ------------
                                                            (dollars in thousands)
Other Data:
EBITDA (2) ..............................  $ 17,881   $  18,439    $ 21,742   $ 23,627   $  22,370
Depreciation & Amortization (3) .........     6,666       8,838       9,449      9,286       9,573
Capital Expenditures ....................     6,729       5,724       6,932      8,028       8,413
Cash flow from operations ...............     8,684       6,875       8,822     13,076      16,037
Cash flow from investing activities .....    (6,711)    (33,039)     (6,453)    (8,014)    (12,999)
Cash flow from financing activities .....    (2,702)     26,844      (2,265)    (4,268)      2,298
Ratio of earnings to fixed charges (4)...      2.08x       1.60x       1.43x      1.77x       1.15x

----------------
(1) Represents loss in 1994 and 1997 on extinguishment of debt net of tax.
(2) EBITDA represents net income plus depreciation and amortization, income taxes, net interest expense and extraordinary items. While EBITDA should not be construed as a substitute for income from operations, net income, or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. However, this measure may not be comparable to similarly titled measures reported by other companies.
(3) Reflects depreciation and amortization less the amortization of certain loan fees, which are included in net interest expense. See Note 4 to the notes to the historical consolidated financial statements of the Company included elsewhere in this Report.
(4) For purposes of calculating these ratios, earnings represent income before income taxes, extraordinary item and cumulative effect of change in accounting for income taxes plus fixed charges. Fixed charges consist of interest, amortization of debt issuance costs, and the portion of rental and lease expense that management believes is representative of the interest component of rental and lease expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
     Anchor is a leading designer, manufacturer and packager of precision molded plastic products for a wide range of dental, cosmetic, medical, computer and consumer applications. Based upon its knowledge of and experience in the industry, the Company believes that it is one of the world's largest manufacturers of toothbrushes and a leading U.S. manufacturer of cosmetics packaging. For the year ended December 31, 1997, the Company had net sales of $161.2 million, EBITDA of $22.4 million and net loss of $.4 million, making it one of the largest independent plastic injection molders in North America.

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

     In 1993 and 1994, Anchor invested in expanded operations in Matamoros, Mexico, where the Company ultimately relocated much of its cosmetics packaging operations. As the Matamoros facility came on line in 1995 and 1996, Anchor began experiencing efficiency gains in its cosmetics segment while freeing-up domestic capacity for other uses. This increased domestic capacity allowed the Company to convert some of its U.S. production to its newest major product line, POP displays, which contributed significantly to increased net sales in 1996. Also in 1996, Anchor invested in a new Round Rock, Texas, facility for the production of computer components for Compaq.

     Certain of the Company's operating data for fiscal years 1995, 1996 and 1997 are set forth below as percentages of net sales:

                                                        Year Ended December 31,
                                                ---------------------------------------
                                                    1995          1996          1997
                                                -----------   -----------   -----------
Net Sales ...................................       100.0%        100.0%        100.0%
Gross Profit ................................        16.3%         17.6%         15.6%
Selling, general and administrative .........         6.3%          7.2%          6.8%
Amortization ................................         1.1%          1.0%          1.0%
Operating Income ............................         8.9%          9.4%          7.8%
Other (Income)/Expense ......................         0.7%          0.3%         -0.1%
Net interest Expense ........................         5.8%          5.2%          6.8%
Income Taxes ................................         0.8%          1.7%          0.4%
Extraordinary Item ..........................         0.0%          0.0%          0.7%
Net Income ..................................         1.6%          2.2%         -0.2%

     Fiscal 1997 versus Fiscal 1996

     Net Sales. Net sales increased by $4.3 million, or 2.7%, to $161.2 million for fiscal year 97 from $156.9 million for fiscal year 96, due primarily to the continued strong volume with the L'Oreal/Maybelline group in the Cosmetics Division, and to increased sales of medical devices. This increase was partially offset by the anticipated drop in Colgate toothbrush sales due to in-house manufacturing.

     Gross Profit. Gross Profit decreased by $2.4 million, or 8.7%, to $25.2 million for fiscal year 97 from $27.6 million for fiscal year 96, resulting from the decline in the Colgate dental business, lower than expected volumes in the Round Rock facility, the addition of lower gross margin Compaq sales, and a $.6 million charge taken in the second quarter for renegotiation of a Mexican labor contract.

     Selling, General and Administrative. SG&A expenses decreased $.4 million, or 3.5%, to $11.0 million for fiscal year 97 from $11.4 million for fiscal year 96, reflecting effective cost control measures.

     Amortization. Goodwill and capitalized fees amortization increased by $.2 million, or 13.3%, to $1.7 million for fiscal year 97 from $1.5 million for fiscal year 96, as a result of transaction fees incurred during the issuance of its Senior Notes during 1997.

     Operating Income. Operating income decreased by $2.2, or 15.0%, to $12.5 million for fiscal year 97 from $14.7 million for fiscal year 96 for the reasons listed above.

     Other Expense. Other expense decreased by $.7 million, or 175.0%, to $.3 million income for fiscal year 97 from $.4 million expense for fiscal year 96 reflecting income from a one time legal settlement during the fourth quarter of 1997.

     Net Interest Expense. Net interest expense increased by $3.1 million, or 38.3%, to $11.2 million for fiscal year 97 from $8.1 million for fiscal year 96 due to the retirement of bank debt of $51.5 million and $21.0 million of subordinated notes and the issuance of $100 million Senior Notes in the second quarter. The weighted average interest increased from 10.2% to 11.75%.

     Income Taxes. Income Taxes decreased by $1.8 million, or 69.2%, to $.8 million for fiscal year 97 from $2.6 million for fiscal year 96 as a result of decreased operating income. Tax expense was 49% of income before tax primarily because of the impact of the high effective rate for the Mexican subsidiary.

     Extraordinary Item. Extraordinary Item of $1.2 million for fiscal year 97 resulted from the writeoff of $.4 million in bank fees, and a $.8 million prepayment penalty associated with the retirement of subordinated debt, all of which are net of tax.

     Net Income. Net income decreased $4.0 million, or 111.1%, to $.4 million loss for fiscal year 97 from $3.6 million income for fiscal year 96 as a result of the above factors.


     Fiscal 1996 versus Fiscal 1995


     Net Sales. Net sales increased by $7.5 million, or 5.0%, to $156.9 million for fiscal year 1996 from $149.4 million for fiscal year 1995, principally as a result of inclusion of the first full year of POP display sales and an increase in computer component sales. This increase was partially offset by a decrease in unit sales in the dental market.

     Gross Profit. Gross profit increased by $3.3 million, or 13.6%, to $27.6 million for fiscal year 1996 from $24.3 million for fiscal year 1995, principally as a result of increased net sales in the POP display and computer component markets as well as higher gross margins. This increase was partially offset by a decline in gross profit in the dental market. Gross margin increased to 17.6% for fiscal year 1996 from 16.3% in fiscal year 1995 due to the realization of a full year of efficiency gains in the Matamoros, Mexico manufacturing facility partially offset by inefficiencies related to the start-up of the manufacturing facility in Round Rock, Texas. The product line and efficiency gains from the relocation are not expected to have the incremental contributory effect on future operating results that they have had in the past.

     Selling, General and Administrative. SG&A expenses increased by $2.0 million, or 20.7%, to $11.4 million for fiscal year 1996 from $9.4 million for fiscal year 1995, principally as a result of professional expenses incurred in connection with the formation of a possible joint venture in China and costs associated with a management information systems upgrade.

     Amortization. Amortization expense decreased by $0.2 million, or 7.9%, to $1.5 million for fiscal year 1996 from $1.7 million for fiscal year 1995, principally as a result of the expiration of certain amortized fees and expenses incurred in the 1990 acquisition of the Company.

     Operating Income. Operating income increased by $1.4 million, or 11.2%, to $14.7 million for fiscal year 1996 from $13.3 million for fiscal year 1995.

     Other Expense. Other expense decreased by $0.6 million, or 58.1%, to $0.4 million for fiscal year 1996 from $1.0 million for fiscal year 1995, principally as a result of relocation expenses in 1995 which were not repeated in 1996.

     Net Interest Expense. Net interest expense decreased by $0.5 million, or 5.7%, to $8.1 million for fiscal year 1996 from $8.6 million for fiscal year 1995, principally as a result of a $5.0 million pay down on the Term Loan Agreement and greater use of LIBOR rates under such agreement.

     Income Taxes. Income tax expense increased by $1.4 million, or 109.1%, to $2.6 million for fiscal year 1996 from $1.2 million for fiscal year 1995. Income tax expense as a percentage of pre-tax income increased to 41.0% primarily as a result of a high effective rate of the Mexican subsidiary.

     Net Income. Net income increased by $1.2 million, or 48.7%, to $3.6 million for fiscal year 1996 from $2.4 million for fiscal year 1995 as a result of the above factors.

Liquidity and Capital Resources

     The Company's liquidity requirements consist primarily of working capital needs and capital expenditures, required payments of principal and interest on any borrowings under the NationsBank Credit Facility and required payments of interest on the Senior Notes and principal at maturity. The NationsBank Credit Facility provides for revolving loans to, and the issuance of letters of credit on behalf of the Company in an aggregate amount not to exceed $15.0 million, $13.8 of which was available under the revolving loans and $1.2 million of which was reserved under the letters of credit at December 31, 1997.

     Cash generated by operations in 1997 was used to fund $13.0 million purchases of property, plant and equipment, and other long-term assets. The Company's cash grew by $5.3 million to $6.9 million for fiscal year 97 from $1.6 million for fiscal 96. The Company believes that cash flows from operating activities and its ability to borrow under the NationsBank Credit Facility will be adequate to meet debt service obligations, working capital needs and planned capital expenditures for the next fiscal year.

     On April 2, 1997 the Products issued $100.0 million Senior Notes due 2004. Cash from this financing activity allowed the Products to retire $51.5 million in borrowings under the Revolving Credit and Term Loan Agreement, to redeem $21.0 million Subordinated Notes, and to pay $22.8 million of a $29.5 million dividend which was paid on the common stock of Holdings.

Inflation and Changing Prices

     Anchor's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins and nylon, Anchor's principal raw materials, are generally passed through to customers, such changes historically have not, and in the future are not expected to have a material effect on Anchor's gross profit.

Impact of New Accounting Standards

     Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company currently reports one item in stockholders' equity that would be classified as other comprehensive income.

     During February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods for comparative purposes is required. The Company is evaluating SFAS No. 132 to determine the impact on its reporting and disclosure requirements.

Recent Developments

     The Company entered into a letter of intent as of February 12, 1998 with an affiliate of George T. Votis whereby such affiliate of Mr. Votis will acquire all of the issued and outstanding Common Stock of Holdings.

     The Company commenced on March 3, 1998 a solicitation of the holders of its 11-3/4% Series B Senior Notes due 2004 seeking such holders' consent to certain amendments to, and the waiver of certain provisions of, the Indenture with respect to such Notes in connection with the proposed transaction with Mr. Votis.

Item 8. Financial Statements and Supplementary Data


                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES


                       Consolidated Financial Statements


             For the years ended December 31, 1995, 1996 and 1997
                                     with
                       Report of Independent Accountants

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Anchor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Anchor Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 20, 1998

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                   (in thousands except for per share data)



                                                                               December 31,
                                                                         -------------------------
                                                                             1996          1997
                                                                         -----------   -----------
ASSETS
Current assets:
 Cash ................................................................    $  1,578      $  6,914
 Accounts receivable, less allowance for doubtful accounts,
   allowances, and returns of $998 in 1996 and $900 in 1997...........      21,400        15,574
 Inventories .........................................................      20,411        23,292
 Prepaid expenses and other assets ...................................         198           195
 Refundable federal income taxes .....................................         448         1,232
 Deferred income taxes ...............................................       2,023         2,080
                                                                          --------      --------
   Total current assets ..............................................      46,058        49,287
Property, plant, and equipment, net ..................................      52,723        53,202
Goodwill, net ........................................................      10,395         9,569
Other assets, net.....................................................       6,087         8,781
                                                                          --------      --------
                                                                          $115,263      $120,839
                                                                          ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term liabilities .........................    $  6,000      $    832
 Current maturities of obligations under capital leases ..............         480           382
 Accounts payable ....................................................       6,120         6,119
 Other accrued expenses and current liabilities ......................       5,995         8,059
                                                                          --------      --------
   Total current liabilities .........................................      18,595        15,392
Long-term debt, less current maturities ..............................      44,702       100,000
Related party long-term debt .........................................      21,000            --
Accrued pension liability ............................................       4,957         6,019
Deferred income taxes ................................................       2,906         1,542
Other long-term liabilities ..........................................       2,286           725
                                                                          --------      --------
   Total liabilities .................................................      94,446       123,678
                                                                          --------      --------
Commitments and contingencies (Notes 6, 7, 10, and 12)
Stockholders' equity (deficit):
 Common stock--par value $.01 per share; authorized
   2,000,000 shares; shares issued 1,018,160 and 1,551,218,
   respectively ......................................................          10            15
 Additional paid-in capital ..........................................      10,240            --
 Retained earnings (deficit) .........................................      11,145        (2,323)
 Additional pension liability, net of tax of $348
   in 1996 and $319 in 1997...........................................        (568)         (521)
 Treasury stock at cost ..............................................         (10)          (10)
                                                                          --------      --------
   Total stockholders' equity (deficit) ..............................      20,817        (2,839)
                                                                          --------      --------
                                                                          $115,263      $120,839
                                                                          ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                   (in thousands except for per share data)



                                                                     Years ended December 31,
                                                              ---------------------------------------
                                                                  1995          1996          1997
                                                              -----------   -----------   -----------
Net sales .................................................   $149,366      $156,858      $161,161
Cost of goods sold ........................................   125,028       129,221       135,974
                                                              --------      --------      --------
Gross profit ..............................................    24,338        27,637        25,187
Amortization expense ......................................     1,662         1,530         1,698
Selling, general and administrative expense ...............     9,409        11,358        10,979
                                                              --------      --------      --------
Operating income ..........................................    13,267        14,749        12,510
                                                              --------      --------      --------
Other income (expense):
 Gain (loss) on disposal of fixed assets ..................        23          (123)          (62)
 Interest expense, net ....................................    (5,463)       (4,931)      (10,098)
 Interest expense, related party ..........................    (3,153)       (3,193)       (1,067)
 Other, net ...............................................      (997)         (285)          349
                                                              --------      --------      --------
   Total other expense, net ...............................    (9,590)       (8,532)      (10,878)
                                                              --------      --------      --------
Income before income taxes and extraordinary item .........     3,677         6,217         1,632
Provision for income taxes ................................     1,239         2,591           794
                                                              --------      --------      --------
Income before extraordinary item ..........................     2,438         3,626           838
Extraordinary item--loss on early extinguishment of
 debt, net of tax benefit of $742..........................        --            --        (1,210)
                                                              --------      --------      --------
   Net income (loss) ......................................   $ 2,438       $ 3,626       $  (372)
                                                              ========      ========      ========
Earnings per share:
 Basic
   Income before extraordinary item .......................   $  2.39       $  3.56       $  0.59
   Extraordinary item .....................................      0.00          0.00         (0.85)
                                                              --------      --------      --------
   Income (loss) ..........................................   $  2.39       $  3.56       $ (0.26)
                                                              ========      ========      ========
   Weighted average common shares outstanding .............     1,018         1,018         1,418
                                                              ========      ========      ========
 Diluted
   Income (loss) before extraordinary item ................   $  1.87       $  2.65       $  0.59
   Extraordinary item .....................................      0.00          0.00         (0.85)
                                                              --------      --------      --------
   Income (loss) ..........................................   $  1.87       $  2.65       $ (0.26)
                                                              ========      ========      ========
   Weighted average common shares and assumed
    conversions outstanding ...............................     1,306         1,370         1,418
                                                              ========      ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)
             For the years ended December 31, 1995, 1996 and 1997
                                (in thousands)



                                         Common Stock
                                       -----------------
                                                          Additional    Retained              Additional
                                        Shares              Paid-in     Earnings   Treasury    Pension
                                        Issued   Amount     Capital    (Deficit)     Stock    Liability      Total
                                       -------- -------- ------------ ----------- ---------- ----------- ------------
Balances, December 31, 1994             1,018      $10    $  10,240    $   5,081    $  --      $ (400)    $  14,931
   Net income ........................     --       --           --        2,438       --          --         2,438
   Additional pension liability ......     --       --           --           --       --         (96)          (96)
   Treasury stock acquired,
    242.13 shares ....................     --       --           --           --      (10)         --           (10)
                                        -----      ---    ---------    ---------    -----      ------     ---------
Balances, December 31, 1995             1,018       10       10,240        7,519      (10)       (496)       17,263
   Net income ........................     --       --           --        3,626       --          --         3,626
   Additional pension liability ......     --       --           --           --       --         (72)          (72)
                                        -----      ---    ---------    ---------    -----      ------     ---------
Balances, December 31, 1996             1,018       10       10,240       11,145      (10)       (568)       20,817
   Net loss ..........................     --       --           --         (372)      --          --          (372)
   Exercise of warrants and
    options ..........................    533        5        5,061           --       --          --         5,066
   Dividend paid .....................     --       --      (15,301)     (14,203)      --          --       (29,504)
   Tax benefit of exercise of
    warrants and options .............     --       --           --        1,107       --          --         1,107
   Reduction of pension liability ....     --       --           --           --       --          47            47
                                        -----      ---    ---------    ---------    -----      ------     ---------
Balances, December 31, 1997             1,551      $15    $      --    $  (2,323)   $ (10)     $ (521)    $  (2,839)
                                        =====      ===    =========    =========    =====      ======     =========



The accompanying notes are an integral part of these consolidated financial statements.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)



                                                                       Years ended December 31,
                                                              ------------------------------------------
                                                                  1995           1996           1997
                                                              ------------   ------------   ------------
Cash flows from operating activities:
 Net income (loss) ........................................    $   2,438      $   3,626      $    (372)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Deferred income taxes .................................           60            296         (1,421)
    Depreciation and amortization .........................        9,768          9,605         10,592
    Provision for doubtful accounts .......................          356             20            (98)
    Provision for inventory obsolescence ..................          450           (266)           287
    (Gain) loss from disposal of fixed assets .............          (23)           123             62
    Changes in assets and liabilities:
      Accounts receivable .................................       (1,361)           337          5,924
      Inventories .........................................       (3,909)           794         (3,169)
      Prepaid and other assets ............................       (1,634)        (1,798)             3
      Refundable federal income taxes .....................          154            (32)          (784)
      Accounts payable, accrued expense and
       other liabilities ..................................        2,523            371          5,013
                                                               ---------      ---------      ---------
         Net cash provided by operating activities.........        8,822         13,076         16,037
                                                               ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of property, plant and equipment ................       (6,932)        (8,028)        (8,413)
 Proceeds from sale of fixed assets .......................          479             14             --
 Purchase of other long-term assets .......................           --             --           (434)
                                                               ---------      ---------      ---------
         Net cash used in investing activities ............       (6,453)        (8,014)        (8,847)
                                                               ---------      ---------      ---------
Cash flows from financing activities:
 Borrowings on long-term debt .............................        9,886          8,647        101,529
 Principal payments on long-term debt .....................      (12,569)       (12,435)       (73,231)
 Principal payments on capital lease obligations ..........         (588)          (480)          (623)
 Exercise of options and warrants .........................           --             --          5,066
 Payments of dividends ....................................           --             --        (29,504)
 Proceeds (payments) from other long-term liabilities .....        1,016             --           (939)
 Shares acquired in treasury ..............................          (10)            --             --
 Payment of bond issue costs ..............................           --             --         (4,152)
                                                               ---------      ---------      ---------
       Net cash provided by (used in) financing
         activities .......................................       (2,265)        (4,268)        (1,854)
                                                               ---------      ---------      ---------
Net increase in cash ......................................          104            794          5,336
Cash at beginning of period ...............................          680            784          1,578
                                                               ---------      ---------      ---------
Cash at end of period .....................................    $     784      $   1,578      $   6,914
                                                               =========      =========      =========
Supplemental cash flow information:
 Income taxes paid ........................................    $   1,243      $   1,945      $     661
 Interest paid ............................................    $   8,172      $   7,799      $   9,701



The accompanying notes are an integral part of these consolidated financial statements.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                    (in thousands except for per share data)

     Anchor Holdings, Inc. (the Company) was incorporated March 9, 1990, under the laws of the State of Delaware. The Company's subsidiaries manufacture and sell: brushes used in medical and dental applications; plastic and metal packaging for the cosmetics industry; and molded plastics products, including assembly of plastic parts and construction of molds used in the injection molding business. Substantially all sales are made on credit without collateral. The Company manufactures dental products in the Morristown, Tennessee facility and cosmetics products in three facilities: Matamoros, Mexico; Morristown, Tennessee; and Waterbury, Connecticut. The majority of the cosmetics goods are produced in a Matamoros facility. Molded plastics products are produced in four separate plants in Seagrove, North Carolina as well as in a facility in Round Rock, Texas. In addition to the manufacturing facilities, the Company operates mold technology centers in Elk Grove, Illinois and Sanford, North Carolina.

1. Summary of Significant Accounting Policies:

     The significant accounting policies followed by the Company and its subsidiaries in the presentation of their consolidated financial statements are summarized below:

     Principles of Consolidation--The financial statements include the accounts of Anchor Holdings, Inc. the parent holding company, its wholly owned subsidiaries Anchor Advanced Products Foreign Sales Corporation and Anchor Advanced Products, Inc., and its Mexican subsidiary, Cepillos de Matamoros, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents--The Company considers investments with a maturity 90 days or less when purchased to be cash equivalents.

     Inventories--Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate the first-in, first-out method. Valuation allowances are provided for adjustments related to carrying costs in excess of estimated market value and potential obsolescence.

     Property, Plant, Equipment, and Depreciation--Property, plant, and equipment are recorded at cost. Assets under capital leases are stated at the present value of minimum lease payments at the inception of the lease. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the various properties as follows:


   Building and improvements .........   30 years
   Machinery and equipment ...........   10 years
   Furniture and fixtures ............   10 years
   Other .............................   4-6 years

     Intangible Assets and Amortization--Intangible assets represent goodwill, organizational expenses, loan costs, and costs allocated to noncompete agreements arising principally from the acquisition of the Company in 1990, and the acquisition of the assets of Mid-State Plastics, Inc. in 1994. These assets are carried at cost and amortized on a straight-line basis over their estimated useful lives ranging between two and fifteen years.

     Pension Plans--Pension costs for defined benefit plans are determined in accordance with Statement of Financial Accounting Standard No. 87, and include current costs plus the amortization of transition assets over a period of 21 years. The Company funds pension costs in accordance with the plans and legal requirements. The Company also has a defined contribution savings plan for all domestic employees for which it matches one-half of employee contributions up to six percent of employee compensation.

     Income Taxes--Deferred tax liabilities and assets are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

1. Summary of Significant Accounting Policies: (continued)

     Earnings (Loss) Per Share--Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. The standard replaces the presentation of primary EPS with a presentation of basic EPS and replaces the presentation of fully diluted EPS with diluted EPS. Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and, dilutive securities outstanding during the respective periods. Dilutive securities represented by options and warrants outstanding have been included in the computation. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants.

     Reclassifications--Reclassifications have been made to certain previously reported amounts in order to conform with the current year's presentations.

     Significant Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company include the allowance for doubtful accounts, inventory obsolescence reserves and certain self-insured retained risks. Actual results could differ from these estimates.

     Impairment of Long-Lived Assets--The Company follows Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures.

     Recent Accounting Pronouncements--Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company currently reports one item in stockholders' equity that would be classified as other comprehensive income.

     During February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

1. Summary of Significant Accounting Policies: (continued)

Benefits. The Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods for comparative purposes is required. The Company is evaluating SFAS No. 132 to determine the impact on its reporting and disclosure requirements.


2. Inventories:

     Inventories at December 31, 1996 and 1997, consists of:

                                              1996         1997
                                          -----------   ----------
   Raw materials ......................    $  9,508      $ 12,026
   Work in process ....................       6,254         6,306
   Finished goods .....................       5,954         6,553
                                           --------      --------
                                             21,716        24,885
   Less valuation allowances ..........      (1,305)       (1,593)
                                           --------      --------
                                           $ 20,411      $ 23,292
                                           ========      ========

3. Property, Plant, and Equipment:

     Property, plant, and equipment at December 31, 1996 and 1997, consists of:


                                                                   1996           1997
                                                               ------------   ------------
   Land ....................................................    $   1,254      $   1,254
   Buildings and improvements ..............................       17,019         17,906
   Machinery and equipment .................................       70,383         74,406
   Furniture and fixtures ..................................        3,331          3,997
   Leasehold improvements ..................................          938            132
   Vehicles ................................................          140            119
                                                                ---------      ---------
                                                                   93,066         97,814
   Less accumulated depreciation and amortization ..........      (40,737)       (48,343)
                                                                ---------      ---------
                                                                   52,329         49,471
   Construction in progress ................................          394          3,731
                                                                ---------      ---------
                                                                $  52,723      $  53,202
                                                                =========      =========

     Depreciation and amortization of property, plant and equipment was $7,787, $7,756 and $7,875 for the years ended December 31, 1995, 1996 and 1997, respectively.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

4. Intangible and Other Assets:

     Intangible and other assets at December 31, 1996 and 1997, consist of:



                                                 Estimated
                                               Useful Lives        1996          1997
                                              --------------   -----------   -----------
   Intangible assets:
    Grant fees ............................        3 years      $     87      $     87
    Organizational expenses ...............     5-10 years         1,539         1,539
    Loan costs ............................        5 years         1,596         1,596
    Noncompete agreement ..................      3-5 years         1,250           250
    Supply contract .......................      65 months         1,000         1,000
    Acquisition costs .....................        5 years         1,043         1,043
    Goodwill ..............................       15 years        12,392        12,392
    Intangible pension asset ..............       37 years         2,004         2,004
    Bond issue costs ......................        7 years            --         4,152
                                                                --------      --------
                                                                  20,911        24,063
    Less accumulated amortization .........                       (6,551)       (8,383)
                                                                --------      --------
                                                                  14,360        15,680
   Other assets:
    Cash value of life insurance ..........                        2,105         2,670
    Other assets...........................                           17            --
                                                                --------      --------
                                                                $ 16,482      $ 18,350
                                                                ========      ========

     Amortization expense related to intangibles totaled $1,662, $1,530 and $2,398 for the years ended December 31, 1995, 1996 and 1997, respectively. The 1997 amortization expense includes a write-off of $700 associated with loan costs which is included in the extraordinary loss and also includes a write-off of $49 associated with a noncompete agreement. Amortization of loan fees that were charged to interest expense totaled $319, $319 and $319 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The intangible pension asset represents prior service cost related to the supplemental executive retirement plan and relates to the unrecognized net obligation at the date of initial application as described in Note 7.


5. Long-Term Debt:

     On April 2, 1997, Anchor Advanced Products, Inc. issued $100.0 million of 11-3/4% Senior Notes due 2004 (the "Senior Notes"). The Company has guaranteed the Senior Notes fully and unconditionally. The net proceeds from the sale of the Senior Notes was $96.6 million (after deducting discounts, commissions, fees and expenses thereof) and were used: (i) to repay in full $51.5 million in borrowings under the Revolving Credit and Term Loan Agreement, including all accrued interest and fees payable upon such prepayment, (ii) to pay $22.3 million to redeem $9.0 million aggregate principal amount of Senior Subordinated Notes and $12.0 million aggregate principal amount of Junior Subordinated Notes, each due April 30, 2000, and (iii) to pay $22.8 million of a $29.5 million dividend on the Company's common stock. All of the outstanding 380,000 warrants and 153,300 options were exercised prior to the payment of the dividend. The Company also entered into a credit facility which provided for revolving loans not to exceed $15.0 million. The proceeds from the exercise of the warrants and options and an additional borrowing of $1.5 million under the credit facility were used to supplement the total dividend payment. The Company had no outstanding debt under the credit facility as of December 31, 1997.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

5. Long-Term Debt: (continued)

     Long-term debt at December 31, 1996 and 1997, consists of:



                                                                    1996         1997
                                                                 ----------   ----------
   Borrowings under revolving credit agreement;
    floating rates (a) .......................................    $15,952     $     --
   Term note; floating rates (b) .............................     34,750           --
   Senior subordinated notes, due April 30, 2000 (c) .........      9,000           --
   Junior subordinated notes due April 30, 2000 (c) ..........     12,000           --
   Senior notes, due April 1, 2004(d) ........................         --      100,000
                                                                  -------     --------
                                                                   71,702      100,000
   Less current maturities ...................................      6,000           --
                                                                  -------     --------
                                                                  $65,702     $100,000
                                                                  =======     ========

     a. This revolving credit agreement provided a number of options for variable rate borrowings subject to potential limitations based on percentages of inventories, receivables and outstanding letters of credit. The agreement was paid in full during 1997.

     b. This term note was paid in full during 1997.

     c. This senior and junior subordinated debt was payable to certain stockholders and was paid in full during 1997.

     d. This debt is payable to bond holders, subsequent to a public debt offering in 1997. Interest is paid semiannually on April 1 and October 1 and has a fixed rate of 11.75%. The debt matures on April 1, 2004, at which time the full principal amount is due.

     The bonds contain restrictions on, among other things, change of controlling interest or sale of the Company, payment of cash dividends, redemption of capital stock, creation of liens on assets, acquisition or sale of subsidiaries, issuance of additional debt, purchases of investments, consolidating or selling substantially all assets, transaction with related parties and so-called "junior" payments. The Company was in compliance with these covenants at December 31, 1997. The bonds are collateralized by all of the Company's assets as well as the stock of the Company and its subsidiaries.


6. Leases:

     The Company leases a warehouse, land, and certain equipment under capital leases that expire on various dates through December 2000. The net book value of buildings, land, and equipment recorded under capital leases at December 31, 1996 and 1997, was $1,594 and $1,240, respectively. Amortization of assets held under capital leases is included with depreciation expense.

     The Company also has a noncancelable operating lease for two facilities which requires the Company to pay all executory costs such as maintenance, taxes, and insurance.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

6. Leases: (continued)

     Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and the present value of future minimum capital lease payments as of December 31, 1997, are as follows:



                                                                            Capital     Operating
                                                                             Leases      Leases
                                                                           ---------   ----------
   Year ending December 31:
    1998 ...............................................................      $438        $279
    1999 ...............................................................        47         199
    2000 ...............................................................        --         115
    2001 ...............................................................        --          57
    Thereafter .........................................................        --          --
                                                                              ----        ----
    Total minimum lease payments .......................................       485        $650
                                                                                          ====
   Less amounts representing interest (at rates ranging
    from 10% to 11.7%) .................................................        62
                                                                              ----
    Present value of net minimum capital lease payments ................       423
   Less current maturities of obligations under capital leases .........       382
                                                                              ----
    Obligations under capital leases excluding
      current installments .............................................      $ 41
                                                                              ====

     Total rent expense for operating leases for the years ended December 31, 1995, 1996 and 1997, was $1,201, $1,779 and $943, respectively.


7. Employee Benefit Plans:

     The Company sponsors pension plans covering substantially all domestic employees. Plans covering domestic salaried employees provide benefits that are based on an employee's years of service and compensation during the five-year period prior to retirement. The plan covering domestic hourly employees provides benefits of stated amounts based on an employee's years of service. Annually, the Company contributes to the plans covering domestic employees such amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Foreign executives and employees are covered by fully funded programs as legally required.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

7. Employee Benefit Plans: (continued)

     The following table sets forth the funded status of the Company's domestic defined benefit pension plans and related amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1997:



                                                              1996                       1997
                                                     -----------------------   -------------------------
                                                       Salary       Hourly       Salary        Hourly
                                                     ----------   ----------   ----------   ------------
   Actuarial present value of benefit obligations:
   Benefit obligations:
    Vested .......................................    $   987      $  1,901     $ 1,192        $2,194
    Nonvested ....................................         58            41          72           105
                                                      -------      --------     -------        ------
    Accumulated benefit obligation ...............    $ 1,045      $  1,942     $ 1,264        $2,299
                                                      =======      ========     =======        ======

   Projected benefit obligation for service
    rendered to date .............................    $ 1,756      $  1,942     $ 2,142        $2,299
   Plan assets at estimated fair value ...........      1,419         1,732       1,782         2,296
                                                      -------      --------     -------        ------
   Excess of projected benefit obligation over
    plan assets ..................................       (337)         (210)       (360)          (3)
   Unrecognized transition amount ................        488             7         458            6
   Unrecognized prior service cost ...............         --           110          --          104
   Unrecognized net (gain) loss ..................       (523)          916        (531)         841
   Unrecognized net obligation ...................         --        (1,033)         --         (951)
                                                      -------      --------     -------        -------
      Accrued (prepaid) pension cost .............    $  (372)     $    210     $  (433)       $   3
                                                      =======      ========     =======        =======

     Plan assets consist of cash and temporary investments.

     Net pension cost for the years ended December 31, 1995, 1996 and 1997, included the following components:



                                                                    1995                  1996                   1997
                                                             -------------------   -------------------   --------------------
                                                              Salary     Hourly     Salary     Hourly     Salary      Hourly
                                                             --------   --------   --------   --------   --------   ---------
   Service cost--benefits earned during
    the period ...........................................    $ 184      $  168     $  199     $ 182      $  209     $  197
   Interest cost on projected benefit obligation .........      106         109        130       131         170        155
   Estimated/actual return on plan assets ................      (87)       (111)      (158)       14        (148)      (266)
   Net amortization and deferral .........................       22          38         84       (99)         12        150
                                                              -----      ------     ------     -----      ------     ------
      Net pension cost ...................................    $ 225      $  204     $  255     $ 228      $  243     $  236
                                                              =====      ======     ======     =====      ======     ======

     Assumptions used in accounting for the pension plans as of December 31, 1995, 1996 and 1997, were:



                                                                   1995                   1996                   1997
                                                           --------------------   --------------------   --------------------
                                                            Salary      Hourly     Salary      Hourly     Salary      Hourly
                                                           --------   ---------   --------   ---------   --------   ---------
   Discount rate .......................................      8.0%        8.0%       8.0%        8.0%       8.0%        8.0%
   Rate of increase in compensation levels .............      4.0%        N/A        3.9%        N/A        3.9%        N/A
   Expected long-term rate of return on assets .........      8.0%        9.0%       8.0%        9.0%       8.0%        8.0%

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

7. Employee Benefit Plans: (continued)

     In 1991, the Company entered into agreements with certain key executive officers, providing for supplemental payments upon retirement, disability, or death. The Company purchased life insurance policies to fund the liability under these agreements, which also provide death benefits to the Company. The following table sets forth the status of the supplemental executive retirement plan (SERP) and related amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1997:



                                                                               1996          1997
                                                                           -----------   -----------
   Actuarial present value of benefit obligation--nonvested ............    $  4,263      $  5,069
                                                                            ========      ========
   Projected benefit obligation for services rendered to date ..........    $  7,401      $  7,993
   Plan assets .........................................................          --            --
                                                                            --------      --------
   Excess of projected benefit obligations over plan assets ............      (7,401)       (7,993)
   Unrecognized transition amount ......................................       4,746         4,401
   Unrecognized net obligation at date of initial application ..........      (1,608)       (1,477)
                                                                            --------      --------
   Accrued pension cost ................................................    $ (4,263)     $ (5,069)
                                                                            ========      ========

     The Company intends to fund the plan through Company-owned life insurance, which has a cash value of $2,670 at December 31, 1997; however, the insurance policies are not considered plan assets for accounting purposes.

     Net pension cost for the SERP for the years ended December 31, 1995, 1996 and 1997, consists of the following:



                                                                 1995     1996      1997
                                                                ------   ------   -------
   Service cost--benefits earned during the period ..........    $221     $431     $465
   Interest cost on projected benefit obligations ...........     246      284      341
   Net amortization .........................................     131      130      131
                                                                 ----     ----     ----
                                                                 $598     $845     $937
                                                                 ====     ====     ====

     The Company also sponsors defined contribution savings plans for substantially all domestic employees. Contributions for the years ended December 31, 1995, 1996 and 1997, approximated $456, $492 and $532, respectively.

     Pension costs for the foreign subsidiary amounted to approximately $582, $654 and $599 for the years ended December 31, 1995, 1996 and 1997, respectively.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

8. Income Taxes:

     The provision for income taxes for the years ended December 31, 1995, 1996 and 1997, consisted of the following:



                                                     1995        1996        1997
                                                  ---------   ---------   ---------
   Federal tax:
    Current ...................................    $  939      $2,065      $1,284
    Deferred ..................................        57         197        (985)
   State:
    Current ...................................        32          52         197
    Deferred ..................................         3          99        (212)
   Foreign tax ................................       208         178         510
                                                   ------      ------      ------
   Total tax expense attributable to continuing
    operations ................................    $1,239      $2,591      $  794
                                                   ======      ======      ======

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 34% to income before income taxes as follows:



                                                                    1995        1996        1997
                                                                 ---------   ---------   ---------
   Computed "expected" income tax expense (benefit)               $1,250      $2,144      $  555
   Increase (decrease) in income taxes resulting from:
    Foreign sales corporation income .........................      (190)        (99)       (119)
    State income taxes, net of federal tax effect ............        23          99         (15)
    Nondeductible portion of meals and entertainment .........        69          48          73
    Foreign income taxes .....................................       208         178         510
    Write off charitable contribution deferred asset .........        --          75          --
    Other, net ...............................................      (121)        146        (210)
                                                                  ------      ------      ------
       Actual income tax provision attributable to
         continuing operations ...............................    $1,239      $2,591      $  794
                                                                  ======      ======      ======

     The components of the net deferred income tax assets and liabilities as of December 31, 1996 and 1997, are as follows:



                                                          1996                      1997
                                                ------------------------   -----------------------
                                                 Current     Noncurrent     Current     Noncurrent
                                                ---------   ------------   ---------   -----------
   Deferred tax assets:
    Estimate for doubtful accounts and
      returns ...............................    $  404        $   --       $  310        $   --
    Inventory allowances ....................       667            --          796            --
    Accrued expenses ........................       860            --          793            --
    Additional pension liability ............        --           834           --         1,228
    Contributions carryforward ..............        --            --           73            --
    Net operating loss carryforward .........        46            --           --           598
    Alternative minimum tax credits .........        --         1,332           --         1,377
    Other ...................................        46           495          162         1,157
                                                 ------        ------       ------        ------
       Total deferred tax assets ............     2,023         2,661        2,134         4,360
                                                 ------        ------       ------        ------

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

8. Income Taxes: (continued)


                                                                1996                      1997
                                                      ------------------------   -----------------------
                                                       Current    Noncurrent      Current    Noncurrent
                                                      ---------   ------------   ---------   -----------
   Deferred tax liabilities:
    Property, plant and equipment .................        --          5,567          --         5,902
    Other .........................................        --             --          54            --
                                                           --          -----          --         -----
       Total deferred tax liabilities .............        --          5,567          54         5,902
                                                           --          -----          --         -----
       Net deferred tax asset (liability) .........    $2,023       $ (2,906)     $2,080      $ (1,542)
                                                       ======       ========      ======      ========

     The Company has at December 31, 1997, $2,088 of federal and state net operating losses available to either carryback or carryforward. Net operating losses of approximately $1,466 remain to be carried forward to offset future state taxable income. Approximately $1,332 of alternative minimum tax credits may be carried forward indefinitely. The amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration were $1,430 and $1,388 for the years ending December 31, 1996 and 1997, respectively.

9. Employee Stock Options, Warrants, and Incentives:

     On October 29, 1990, the Company adopted the 1990 Time Accelerated Restricted Stock Option Plan, as amended effective April 1, 1996 (the "1990 Plan"). A maximum of 163.3 thousand shares of the Company's common stock may be issued pursuant to the 1990 Plan upon the exercise of options. Under the 1990 Plan, nonqualified stock options may be granted to members of senior management of the Company and its subsidiaries. As of December 31, 1996, options to purchase 163.3 thousand shares of the Company's common stock at exercise prices of $9.50-$30.00 per share had been granted. The 153 thousand vested options had been exercised as of December 31, 1997, at an exercise price of $9.50 per share.

     On June 11, 1996, the Company adopted the 1995 Time Accelerated Restricted Stock Option Plan (the "1995 Plan"). A maximum of twenty-five thousand shares of the Company's common stock may be issued pursuant to the 1995 Plan upon the exercise of options. Under the 1995 Plan, nonqualified stock options may be granted to members of senior management of the Company and its subsidiaries who were formerly employed by Mid-State and who, at the time of adoption of the 1995 Plan, were employed in the Company's Mid-State Plastics Division. As of December 31, 1997, all twenty-five thousand options previously granted had been forfeited under the terms of the agreement.

     Both plans are administered by the Board of Directors of the Company or a Committee consisting of three or more directors. Subject to the provisions of each Plan, the Board of Directors of the Company has the authority to select optionees and determine the terms of the options granted, including (i) the number of shares subject to such option, (ii) when the option becomes exercisable and (iii) the exercise price of the option; provided, however, that no option may have a term in excess of ten years and six months from the date of grant.

     The terms and conditions of an option grant are set forth in a related option agreement. An option is not transferable by the optionee except by will or by the laws of descent and distribution. Options granted under either plan will terminated upon the earliest to occur of (a) ten years and six months have elapsed since the date of the grant of the option, (b) 30 days following an optionee's voluntary termination or termination for cause of employment with the Company or any of its subsidiaries, or (c) 180 days following an optionee's termination of employment without cause or due to death or disability of the optionee.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). As permitted by SFAS 123, the Company has

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

9. Employee Stock Options, Warrants, and Incentives: (continued)

chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its Plans. No compensation expense is recognized for the granting of options during 1996 or 1997, as calculated under APB 25. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per diluted share would have been reduced to the pro forma amounts of $3,594 and $2.53, respectively, for 1996 and $(391) and $(0.26), respectively, for 1997. The fair value of each option grant is estimated using the Minimum Value Method with the following assumptions used for the 1990 and 1995 plans; risk-free interest rates of 6.46% and 6.04%, respectively, and expected lives of ten years.


     A summary of the status of the Company's 1990 Plan as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:



                                           1995                        1996                       1997
                                 ------------------------- ---------------------------- ------------------------
                                              Weighted                     Weighted                  Weighted
                                               Average                      Average                  Average
                                  Shares   Exercise Price     Shares    Exercise Price   Shares   Exercise Price
                                 -------- ---------------- ----------- ---------------- -------- ---------------
   Outstanding,
    beginning of year ..........    153        $ 9.50            163       $  9.50        163        $ 10.76
   Granted .....................     --                           10       $ 30.00         --             --
   Exercised ...................     --            --            153          9.50
   Forfeited ...................     --                           --                       --
                                    ---                          ---                      ---
   Outstanding,
    end of year ................    153        $ 9.50            163       $ 10.76         10        $ 30.00
                                    ===                          ===                      ===
   Options exercisable
    at year-end ................    153                          153                       --
   Fair value of options granted
    during the year ............                             $ 11.96
                                                             =======

     A summary of the status of the Company's 1995 Plan as of December 31, 1996, and changes during the year ending on that date is presented below:



                                              1995                       1996                      1997
                                   --------------------------- ------------------------- ------------------------
                                                  Weighted                  Weighted                  Weighted
                                                   Average                   Average                  Average
                                     Shares    Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                                   ---------- ---------------- -------- ---------------- -------- ---------------
   Outstanding,
    beginning of year ............       --                       25        $  41.30        25       $  41.30
   Granted .......................       25   $ 41.30             --                        --
   Exercised .....................       --                       --                        --
   Forfeited .....................       --                       --                        25          41.30
                                         --                       --                        --
   Outstanding,
    end of year ..................       25   $ 41.30             25           41.30        --
                                         ==                       ==                        ==
   Options exercisable
    at year-end ..................       --                       --
                                         ==                       ==
   Fair value of options granted
    during the year ..............   $ 5.03
                                     ======

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

9. Employee Stock Options, Warrants, and Incentives: (continued)

     The following table summarizes information about the Plan's stock options at December 31, 1997:



                       Number       Weighted-Average                             Number
    Range of        Outstanding         Remaining        Weighted Average     Exercisable     Weighted Average
 Exercise Price     at 12/31/97     Contractual Life      Exercise Price      at 12/31/97      Exercise Price
----------------   -------------   ------------------   ------------------   -------------   -----------------
$   30.00                                 10                 $ 30.00              --                --

     The Company had issued to the ML-Lee Funds warrants to purchase 380 thousand shares of common stock exercisable at $9.50 per share. All of these warrants had been exercised as of December 31, 1997. Affiliates of the ML-Lee Funds comprise the majority holders of the Company's common stock.


10. Customer Supply Agreements:

     On January 11, 1991, the Company entered into an agreement with a major customer to supply product at certain agreed-upon levels through December 1992, with an option for the customer to extend the contract for three additional one year periods. The customer has extended the agreement through December 31, 1999. The agreement guarantees certain gross margin percentages in varying amounts over the term of the agreement based upon variable labor, material and overhead costs. The agreement is cancelable by the customer; however, if such cancellation occurs, the customer agrees to absorb a portion of the Company's capital investment associated with the agreement in decreasing amounts over the term of the contract.

     On July 1, 1993, the Company entered into an agreement with another major customer to supply product at certain agreed-upon levels through December 1997, with an option for the customer to extend the contract for three additional one year periods. The customer has extended the agreement through December 31, 1999. The agreement guarantees certain gross margin percentages in varying amounts over the term of the agreement based upon variable labor, material and overhead costs. The agreement is cancelable by the customer; however, if such cancellation occurs, the customer agrees to absorb a portion of the Company's capital investment associated with the agreement in decreasing amounts over the term of the contract.

     In connection with the purchase of Mid-State Plastics, Inc., the Company assumed a contract with a customer to maintain a manufacturing facility in Texas for the production of injection molded plastic parts. The customer has the exclusive right, unless otherwise agreed, to purchase the manufacturing capacity of the facility. The agreement is effective until July 2000, with the customer having the right to renew on a yearly basis. The customer guarantees the Company 80% of capacity and if not utilized, reimburses the Company based on a predetermined rate. In the event that production exceeds the guarantee, the Company owes the customer an amount computed at one-half the predetermined rate.


11. Business and Credit Concentrations:

     The Company's sales are generally made on account without collateral. Repayment terms vary based on certain conditions. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The majority of the Company's customer base spans the United States.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

11. Business and Credit Concentrations: (continued)

     The Company had two customers at December 31, 1996, and three customers at December 31, 1997, which individually had accounts receivable balances in excess of 10% of the total accounts receivable balance. Management believes the total accounts receivable due from these customers, which was approximately $6,748 and $4,662 at December 31, 1996 and 1997, respectively, is fully collectible. The respective percentage for each customer with sales in excess of 10% of the years ended December 31, 1995, 1996 and 1997, was as follows:



                            1995     1996     1997
                           ------   ------   -----
   Customer A ..........    29%      24%      18%
   Customer B ..........    14%      19%      24%
   Customer C ..........    13%      10%      11%

12. Contingencies:

     The Company is subject to claims, normally employment related, in the ordinary course of business. Management does not believe the resolution of any such claims will result in a material adverse effect on the future financial condition, results of operations or cash flows of the Company.


13. Fair Value of Financial Instruments:

     The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

     Current Asset and Liabilities--The carrying value of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

     Noncurrent Liabilities--The Company estimates that the fair value of its senior notes at December 31, 1997, is approximately $106,500, compared to the carrying value of $100,000. In making such assessments, the Company utilized quoted market prices.


14. Related Party Transactions:

     Transactions involving related parties not otherwise disclosed herein are as follows:

     Management fees of $180 each year have been paid to Thomas H. Lee Company during 1995, 1996 and 1997, respectively, for management and other consulting services provided to the Company. Affiliates of the Thomas H. Lee Company comprise the majority holders of the Company's common stock.

     The Company leases warehouse space (near its facilities in Seagrove, North Carolina) from Jack C. Lail, a shareholder during 1997. The lease terms are month-to-month, and rent paid under the lease totaled $64 in 1997.


15. Information about the Company's Operations in Different Geographic Areas:

     The Company has significant operations in Mexico as well as the United States. The operations in Mexico do not involve sales to unaffiliated customers. All sales for the Mexican subsidiary are to the U.S. Company and are marked up based on a contract price, which at December 31, 1997 was 6.83%. These sales were $6,418, $6,081, and $9,363, respectively, for the years ending December 31, 1995, 1996 and 1997 and were eliminated in consolidation.

     Identifiable assets in Mexico were $14,823 and $15,128, respectively, at December 31, 1996 and 1997. These amounts include intercompany receivables/payables of $835 and $1,586, which were eliminated in consolidation.

                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                    (in thousands except for per share data)

15. Information about the Company's Operations in Different Geographic Areas:
(continued)

     The Company had sales to customers in foreign countries of $11,249, $13,148 and $19,256 for the years ending December 31, 1995, 1996 and 1997.

16. Anchor Advanced Products, Inc. Separate Company Financial Statements:

     As described in footnote 5, Anchor Advanced Products, Inc. issued $100,000 of 11-3/4% Senior Notes due 2004. These notes have been guaranteed fully and unconditionally by the parent company, Anchor Holdings, Inc. The separate financial statements of Anchor Advanced Products, Inc. are not included herein because management has determined that they are not materially different from those of Anchor Holdings, Inc. Summarized financial information of Anchor Advanced Products, Inc. for the years ended December 31, 1995, 1996 and 1997, are as follows:

                                                                      1995          1996          1997
                                                                  -----------   -----------   -----------
   Current assets .............................................   $ 45,680      $ 47,502      $ 49,087
   Noncurrent assets ..........................................     70,416        69,192       71,544
   Current liabilities ........................................     19,689        20,023       15,368
   Noncurrent liabilities .....................................     79,577        75,851      108,286
   Net sales ..................................................    149,366       156,858      161,161
   Gross profit ...............................................     24,338        27,637       25,187
   Income from operations before extraordinary items ..........      2,189         3,417          583
   Net income (loss) ..........................................      2,189         3,417         (627)

17. Earnings Per Share:

     The following table sets forth for the periods indicated the calculation of earnings (loss) per share included in the Company's Consolidated Statements of Income:

                                                                     Year ended December 31,
                                                             ---------------------------------------
                                                                 1995          1996          1997
                                                             -----------   -----------   -----------
   Numerator:
    Net income before extraordinary item .................     $ 2,438       $ 3,626      $    838
    Extraordinary item ...................................          --            --        (1,210)
                                                               -------       -------      --------
   Numerator for basic and diluted earnings per share.....     $ 2,438       $ 3,626      $   (372)
                                                               =======       =======      ========
   Denominator:
    Denominator for basic earnings per share -
      weighted-average shares ............................       1,018         1,018         1,418
    Potentially dilutive common shares ...................         288           352            --
                                                               -------       -------      --------
   Denominator for diluted earnings per share -
    adjusted weighted-average shares and dilutive
      shares .............................................       1,306         1,370         1,418
                                                               =======       =======      ========
   Basic
    Income before extraordinary item .....................     $  2.39       $  3.56      $   0.59
    Extraordinary item ...................................          --            --        ( 0.85)
                                                               -------       -------      --------
    Net income ...........................................     $  2.39       $  3.56      $  (0.26)
                                                               =======       =======      ========
   Diluted
    Income before extraordinary item .....................     $  1.87       $  2.65      $   0.59
    Extraordinary item ...................................          --            --        ( 0.85)
                                                               -------       -------      --------
    Net income ...........................................     $  1.87       $  2.65      $  (0.26)
                                                               =======       =======      ========

18. Recent Developments

     The Company entered into a letter of intent as of February 12, 1998 with an affiliate of George T. Votis whereby such affiliate of Mr. Votis will acquire all of the issued and outstanding Common Stock of Holdings.

     The Company commenced on March 3, 1998 a solicitation of the holders of its 11-3/4% Series B Senior Notes due 2004 seeking such holders' consent to certain amendments to, and the waiver of certain provisions of, the Indenture with respect to such Notes in connection with the proposed transaction with Mr. Votis.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

     Our report on the consolidated financial statements of Anchor Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 35 of this Form 10-K.

     In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                          COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 20, 1998

                                                                    Schedule II


                    ANCHOR HOLDINGS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                 Years ended December 31, 1995, 1996 and 1997



                                           Balance at                                             Balance at
                                            beginning   Charged to     Charge to                    end of
               Description                  of period     expense    other account   Deductions     period
----------------------------------------- ------------ ------------ --------------- ------------ -----------
1995:
 Allowance for bad debts ................    $  503       $    11        $  411        $   162      $  764
 Allowance for returns ..................       261            --         2,008          1,969         300
 Reserve for self insurance risk ........       991         2,145            --          2,451         685
 Reserve for inventory obsolescence .....     1,221           450            --            100       1,571
                                             ------       -------        ------        -------      ------
                                             $2,976       $ 2,608        $2,419        $ 4,684      $3,319
                                             ======       =======        ======        =======      ======
1996:
 Allowance for bad debts ................    $  764       $   170        $  156        $   236      $  854
 Allowance for returns ..................       300            --         2,488          2,644         144
 Reserve for self insurance risk ........       685         4,732            --          4,074       1,343
 Reserve for inventory obsolescence .....     1,571           678            --            944       1,305
                                             ------       -------        ------        -------      ------
                                             $3,320       $ 5,431        $2,488        $ 7,783      $3,698
                                             ======       =======        ======        =======      ======
1997:
 Allowance for bad debts ................    $  854       $   130        $  218        $   496      $  706
 Allowance for returns ..................       144            50            --             --         194
 Reserve for self insurance risk ........     1,343         8,719            --          9,304         758
 Reserve for inventory obsolescence .....     1,305         2,748            --          2,460       1,593
                                             ------       -------        ------        -------      ------
                                             $3,646       $11,647        $  218        $12,260      $3,251
                                             ======       =======        ======        =======      ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Term of Office Directors of the Company are elected by the stockholders of the Company on an annual basis and serve until their successors have been duly elected and qualified. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. The current Directors and officers were elected on January 2, 1998. There are no family relationships among any of the executive officers or directors of the Company.

     Holdings owns all of the capital stock of Products. The following table sets forth certain information regarding each of the Directors and executive officers of Products and Holdings.



Name                                   Age                           Position
Francis H. Olmstead, Jr. ..........    59     Chairman, President and Chief Executive Officer of
                                              Holdings and Products
Robert T. Parkey ..................    61     Director and Executive Vice President of Holdings
                                              and the Company and General Manager of Anchor
                                              Brush Division of Products
Jack C. Lail (1) ..................    64     Director and Executive Vice President of Holdings
                                              and Products
Geoffrey A. de Rohan ..............    41     Director and Executive Vice President of Holdings
                                              and Products and General Manager of Anchor
                                              Cosmetics and Mid-State Plastics Divisions of the
                                              Issuer
Joseph M. Viglione ................    53     Senior Vice President, Human Resources and Total
                                              Quality of Holdings and Products
Phyllis C. Best ...................    51     Senior Vice President, Finance and Controller of
                                              Holdings and Products
Claude J. Kyker ...................    55     Senior Vice President, Treasury/Logistics of Holdings
                                              and Products
Thomas R. Shepherd ................    68     Director of Holdings and Products
Scott A. Schoen ...................    39     Director of Holdings and Products
Terrence M. Mullen ................    31     Director of Holdings and Products

------------
(1) Mr. Lail terminated his employment with the Company and resigned as director on or about July 28, 1997.

     Francis H. Olmstead, Jr. has been Chairman, President and Chief Executive Officer of Holdings and Products since 1990. Prior to joining Anchor, Mr. Olmstead was Executive Vice President, Industrial/ Commercial Division of Philips Lighting. He joined North American Philips Corporation in 1984 after having served as Vice President and General Manager, Electrical Products Division for Corning Glass.

     Robert T. Parkey has been a Director and Executive Vice President of Holdings and Products and General Manager of Anchor Brush Division of Products since 1992 and was Senior Vice President of Holdings and Products from 1990 to 1992. Mr. Parkey joined the Company in 1975 and was promoted to Vice President, Healthcare Division in 1978. Prior to joining Anchor, he was Vice President, Sales Manager with Husky Industries, a division of Husky Oil Company.

     Jack C. Lail was a Director and Executive Vice President of Holdings and Products from 1994 to on or around July 28, 1997 and was President of Mid-State from 1971-1994.

     Geoffrey A. de Rohan has been a Director of Holdings and Products and General Manager of the Mid-State Plastics Division of Products since 1996 and Executive Vice President of Holdings and Products and General Manager of the Anchor Cosmetics Division of Products since 1995. Prior to joining Anchor, Mr. de Rohan served as Vice President and General Manager of Wheaton Injection Molding, President of Wheaton Plastic Products, and Vice President of Development Health Care Market at Wheaton, Inc. from 1986 to 1995.

     Joseph M. Viglione has been Senior Vice President, Human Resources and Total Quality of Holdings and Products since 1992 and was Vice President, Employee Relations from 1982 to 1992.

     Phyllis C. Best has been Senior Vice President, Finance and Controller of Holdings and Products since 1995 and Vice President and Controller of Holdings and Products since 1990.

     Claude J. Kyker has been Senior Vice President, Treasury/Logistics of Holdings and Products since 1992 and was Vice President, Finance and Controller from 1990 to 1992.

     Thomas R. Shepherd has been a Director of Holdings and Products since 1990. Mr. Shepherd has been a Managing Director of and been engaged as a consultant to the Thomas H. Lee Company since 1986. Mr. Shepherd also serves as Executive Vice President of Thomas H. Lee Advisors I and an officer of various other Thomas H. Lee Company affiliates. Mr. Shepherd is a director of General Nutrition Companies, Inc. and various private corporations.

     Scott A. Schoen has been a Director of Holdings and Products since 1990. Mr. Schoen has been a Managing Director of the Thomas H. Lee Company since 1991. Mr. Schoen also serves as Vice President of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II. Mr. Schoen is a director of First Alert, Inc., Health o meter Products, Inc., LaSalle Re Holdings, Rayovac Corporation and various private corporations.

     Terrence M. Mullen has been a Director of Holdings and Products since 1996. Mr. Mullen is currently an Associate of the Thomas H. Lee Company and had worked at such firm from 1992 to 1994 before rejoining it in 1996.

     Messrs. Schoen, Shepherd, and Mullen serve on the Board of Directors as the representatives of Thomas H. Lee Company, an affiliate of Thomas H. Lee Equity Partners, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

Item 11. Executive Compensation

     The following table sets forth all compensation awarded to, earned by or paid to the Company's Chairman, President and Chief Executive Officer during 1997 and each of the Company's four most highly compensated executive officers (other than the Chairman, President and Chief Executive Officer) for 1997.


                          SUMMARY COMPENSATION TABLE


                                               Annual Compensation
                                                                           Other Annual             All Other
Name and Principal Positions      Year       Salary      Bonus ($)     Compensation ($)(1)     Compensation ($)(2)
------------------------------   ------   -----------   -----------   ---------------------   --------------------
Francis H. Olmstead, Jr.
Chairman, President and
Chief Executive Officer          1997     $259,896      $380,000             $64,117                 $30,465
Robert T. Parkey
Executive Vice President         1997      167,175        71,300              36,173                  12,123
John J. Nugent
Executive Vice President(3)      1997       79,507        79,600              21,729                  16,500
Geoffrey A. de Rohan
Executive Vice President         1997      162,916        68,400              37,128                   2,776
Joseph A. Viglione
Senior Vice President            1997      110,000        31,900              37,046                  21,185
Claude J. Kyker
Senior Vice President            1997      101,446        28,400              41,628                  21,211
Jack C. Lail (4)
Executive Vice President         1997       83,461        48,700                 730                       0

----------------
(1) Amounts shown include Company reimbursements of taxes paid by the Named Executive Officers shown above, which were as follows: Mr. Olmstead, $38,821; Mr. Parkey, $19,823; Mr. Nugent, $15,691; Mr. de Rohan, $9,268,
    Mr. Viglione $23,901; and Mr. Kyker $25,792. Amounts shown also include Company contributions to annuities as follows: Mr. Olmstead, $23,000; Mr. Viglione $14,500; Mr. Kyker $15,500 and Mr. Nugent $16,500.

(2) Amounts include (i) contributions to the Company's medical plan for the Named Executive Officers were as follows: Mr. Olmstead $7,465; Mr. Parkey $12,123; Mr. Viglione $6,685; and Mr. Kyker $5,711; and (ii) personal financial planning services for Mr. Olmstead $4,878; Mr. de Rohan $2,776; Mr. Parkey $3,150; Mr. Viglione $445 and Mr. Kyker $2,635.

(3) Mr. Nugent terminated his employment with the Company on May 2, 1997.

(4) Mr. Lail terminated his employment with the Company and resigned as a Director on or around July 28, 1997.

Option Exercises

                AGGREGATED OPTION EXERCISED IN FISCAL YEAR 1997
                  AND 1997 FISCAL YEAR END OPTION VALUES (1)


                                                            Number of Securities
                                                           Underlying Unexercised         Value of Unexercised
                                                                   Options                In-the-Money Options
                                                              at 1997 Year End              at 1997 Year End
                                                        ----------------------------- ----------------------------
                              Shares
                            Acquired on       Value
Name                       Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
------------------------- -------------- -------------- ------------- --------------- ------------- --------------
Francis H. Olmstead .....     40,000        $740,000         0                  0           $0            $0
John J. Nugent (2) ......     28,200         521,700         0                  0            0             0
Robert T. Parkey ........     28,400         525,400         0                  0            0             0
Geoffrey A. de Rohan.....          0               0         0             10,000            0             0
Jack C. Lail (3) ........          0               0         0              6,250            0             0
Joseph M. Viglione ......     15,560         287,860         0                  0            0             0
Claude K. Kyker .........     13,300         246,050         0                  0            0             0

----------------
(1) None of Holdings' capital stock is publicly traded. Market value of the options was calculated on the basis of the fair market value of the underlying securities at December 31, 1997 of $4.00 per share as determined by Holdings' Board of Directors.

(2) Mr. Nugent terminated his employment with the Company on May 2, 1997.

(3) Mr. Lail terminated his employment with the Company and resigned as a Director on or around July 28, 1997.

Management Stock Option Plans

   1990 Time Accelerated Restricted Stock Option Plan

     On October 29, 1990, Holdings adopted the 1990 Time Accelerated Restricted Stock Option Plan, as amended effective April 1, 1996 (the "1990 Plan"). A maximum of 163,300 shares of Holdings common stock, $.01 par value per share ("Holdings Common Stock"), may be issued pursuant to the 1990 Plan upon the exercise of options. Under the 1990 Plan, non-qualified stock options may be granted to members of senior management of Holdings and its subsidiaries. As of December 31, 1997, options to purchase 163,300 shares of Holdings Common Stock at exercise prices of $9.50-$30.00 per share have been granted.

     The 1990 Plan is administered by the Board of Directors of Holdings or a Committee consisting of three or more directors. Subject to provisions of the 1990 Plan, the Board of Directors of Holdings has the authority to select optionees and determine the terms of the options granted, including (i) the number of shares subject to such option, (ii) when the option becomes exercisable and (iii) the exercise price of the option; provided, however, that no Option may have a term in excess of ten years and six months from the date of grant.

     The terms and conditions of an Option grant are set forth in a related option agreement (the "Option Agreement"). An Option is not transferable by the optionee except by will or by the laws of descent and distribution. Options granted under the 1990 Plan will terminate upon the earliest to occur of (a) the date ten years and six months after the date of the grant of the Option,
(b) 30 days following an optionee's voluntary termination or termination for Cause (as defined in the Shareholders' Agreement) of employment with Holdings or any of its subsidiaries or (c) 180 days following an optionee's termination of employment without Cause or due to death or Disability (as defined in the Shareholders' Agreement) of the optionee. Payment of the Option exercise price may only be made in cash or by bank cashier's check or check.

     1995 Time Accelerated Restricted Stock Option Plan

     On June 11, 1996, Holdings adopted the 1995 Time Accelerated Restricted Stock Option Plan (the "1995 Plan"). A maximum of 25,000 shares of Holdings Common Stock may be issued pursuant to the 1995 Plan upon the exercise of options. Under the 1995 Plan, non-qualified stock options may be granted to members of senior management of the Company and its subsidiaries who were formerly employed by Mid-State and who, at the time of adoption of the 1995 Plan, were employed in the Company's Mid-State Plastics Division. As of December 31, 1997, options to purchase 25,000 shares of Holdings Common Stock at an exercise price of $41.30 per share have been granted.

     The 1995 Plan is administered by the Board of Directors of Holdings or a Committee consisting of three or more directors. Subject to provisions of the 1995 Plan, the Board of Directors of Holdings has the authority to select optionees and determine the terms of the options granted, including (i) the number of shares subject to such option, (ii) when the option becomes exercisable and (iii) the exercise price of the option; provided, however, that no Option may have a term in excess of ten years and six months from the date of grant.

     The terms and conditions of an Option grant are set forth in a related option agreement (the "Option Agreement"). An Option is not transferable by the optionee except by will or by the laws of descent and distribution. Options granted under the 1995 Plan will terminate upon the earliest to occur of (a) the date ten years and six months after the date of the grant of the Option,
(b) 30 days following an optionee's voluntary termination or termination for Cause (as defined in the Shareholders' Agreement) of employment with Holdings or any of its subsidiaries or (c) 180 days following an optionee's termination of employment without Cause or due to death or Disability (as defined in the Shareholders' Agreement) of the optionee. Payment of the Option exercise price may only be made in cash or by bank cashier's check or check.


Compensation of Directors

     Members of the Board of Directors of the Company receive no annual fees but are reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors.


Employment Agreements

     The Company has entered into employment agreements, effective as of April 1, 1996 (the "Agreements"), with each of Francis H. Olmstead, Jr., Robert T. Parkey, Geoffrey A. de Rohan, Joseph M. Viglione, Claude J. Kyker and Phyllis
C. Best (each an "Employee"; collectively, the "Employees").

     The initial employment terms, the base salaries for 1997 and the maximum bonus amounts (as a percentage of base salary) are set forth below:



                                                                      Maximum
             Employee                Initial Term     Base Salary     Bonus(1)
---------------------------------   --------------   -------------   ---------
Francis H. Olmstead, Jr .........     12/31/98          $262,500        55.0%
Robert T. Parkey ................     12/31/98          $168,800        40.0%
Geoffrey A. de Rohan ............     12/31/98          $165,000        40.0%
Joseph M. Viglione ..............     12/31/98          $111,000        28.5%
Claude J. Kyker .................     12/31/98          $102,300        28.5%
Phyllis C. Best .................     12/31/98          $100,000        25.0%

----------------
(1) The bonus will be computed on the Company's financial and other results and the overall performance of the Employee as determined in the sole discretion of the Board of Directors. The bonus will be paid, if at all, in the year following the year in which it is earned.

     Upon a termination of employment due to death or disability of the Employee, the Employee, or his estate, as the case may be, shall be entitled to one year's base salary plus the amount of the last full-year bonus, pro-rated to the effective date of termination. Upon a termination of employment by the Employee for Cause (as defined in the Agreements) or termination by the Company without Cause, the Employee shall be entitled to an amount equal to base salary and bonus (the amount of the last full-year bonus), both computed to the end of the term. Upon a termination of employment by the Employee without Cause or termination by the Company with Cause, the Company may pay, at its sole discretion, one-half of one year's base salary as consideration for a one-year non-competition agreement with the Employee. Upon a termination of employment due to expiration of the term of employment, the Company may pay, at its sole discretion, one year's base salary as consideration for a one-year non-competition agreement with the Employee. All severance payments pursuant to this paragraph will be paid in quarterly installments. Further, if the Employee obtains other employment during the period in which the Company is obligated to make severance payments, the Company's obligation to make such payments will be reduced by an amount equal to 75% of the total earnings such Employee makes from such other employment.

Supplemental Executive Retirement Benefits Agreements

     Each of the executive officers of the Company is party to a Supplemental Executive Retirement Benefits Agreement (the "SERB Agreements") with the Company. Under these agreements, such executive officers are, upon retirement (as defined in the SERB Agreement), entitled to a life-time monthly retirement benefit calculated based upon years of service and average salary as set forth in the table below. The SERB Agreements also provide for spousal survival benefit options. Lastly, in the event of the sale of substantially all the assets of the Company or a change of control, each executive officer is entitled to a lump sum payment in an amount equal to the actuarial equivalent of the executive officer's normal retirement benefit unless the successor entity or resulting controlling entity expressly assumes the obligations under the SERB Agreement.



                                     Years of Service

 Remuneration        15           20           25           30           35
--------------   ----------   ----------   ----------   ----------   ---------
   $ 125,000      $20,625     $27,500      $34,375      $41,250       48,125
     150,000       24,750      33,000       41,250       49,500       57,750
     175,000       28,875      38,500       48,125       57,750       67,375
     200,000       33,000      44,000       55,000       66,000       77,000
     250,000       41,250      55,000       68,750       82,500       96,250
     300,000       49,500      66,000       82,500       99,000      115,500
     400,000       66,000      88,000      110,000      132,000      154,000
     450,000       74,250      99,000      123,750      148,500      173,250
     500,000       82,500     110,000      137,500      165,000      192,500

------------
(1) The compensation covered by this plan is the average of the employee's highest five years, selected from the last ten calendar years, of earnings, which are defined under this plan as the total cash compensation paid to the employee during a calendar year includible in the employee's gross income under the Internal Revenue Code, excluding any expense reimbursements, deferred compensation payments, lump sum severance payments, stock options, or any distributions from any long-term incentive plan, or any long-term key employee compensation program.

(2) The credited years of service under this plan for each of the Named Executive Officers is as follows: Mr. Olmstead, 13; Mr. Parkey, 11; Mr. de Rohan, 2; Mr. Nugent, 33; Mr. Lail, 3; Mr. Viglione, 23; and Mr. Kyker, 32; and Ms. Best, 17.

(3) The monthly retirement benefit is the higher of (i) the product of (a) the employee's highest five years of earnings; (b) years of credited service under the plan; and (c) 1.1% and (ii) the sum of (a) the product of (1) the employee's highest five years of earnings; (2) years of credited service under the plan; and (3) 1.0%; and (b) the product of (1) the amount by which the employee's highest five years of earnings exceeds the Average Social Security Taxable Wage Base; (2) years of credited service under the plan; and (3) 0.6%. For purposes of this plan, the "Average Social Security Taxable Wage Base" is the average of the maximum limitation of wages subject to social security tax for the preceding 35 calendar years.

Committees of the Board of Directors

     The Board of Directors has established a Compensation Committee currently consisting of Messrs. Olmstead, Shepherd and Schoen. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees of and consultants to Anchor, and oversees and administers the Company's stock option plans.

     The Board of Directors has established an Audit Committee currently consisting of Messrs. Schoen and Mullen. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors.

Compensation Committee Interlocks and Insider Participation

     Messrs. Olmstead, Shepherd and Schoen served as members of the Compensation Committee during fiscal year 1997. Mr. Olmstead was an executive officer of Holdings and Products during fiscal year 1997. Messrs. Shepherd and Schoen were employees of Thomas H. Lee Company and were not officers or employees of the Company or any of its subsidiaries during fiscal year 1997.

Limitation of Liability; Indemnification of Directors and Officers

     The Certificates of Incorporation of Holdings and Products limit the personal liability of directors to the corporations. The By-laws of Holdings and Products provide that the corporations shall indemnify directors and officers of the corporations to the full extent permitted by the Delaware General Corporation Law.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Holdings owns all of the outstanding capital stock of Products. The following sets forth certain information regarding the beneficial ownership of Holdings' common stock, $.01 par value per share (the "Common Stock"), by (i) all stockholders of Holdings who own more than 5% of any class of such voting securities; (ii) each director who is a stockholder; (iii) certain executive officers; and (iv) all directors and executive officers as a group, as determined in accordance with Rule 13(d) under the Securities Exchange Act of 1934.



                                                        Number of Shares            Percentage of
                                                         of Common Stock        Outstanding Shares of
                                                     Beneficially Owned (1)       Common Stock (1)
       Name and Address of Beneficial Owner         ------------------------   ----------------------
Thomas H. Lee Equity Partners, L.P. (2) .........            568,185                     36.6%
ML-Lee Acquisition Fund II, L.P. (3) ............            410,677                     26.5
ML-Lee Acquisition Fund (Retirement Accounts)
 II, L.P. (3) ...................................            219,323                     14.1
Thomas H. Lee (4) ...............................             91,130                      5.9
Francis H. Olmstead, Jr. (5) ....................             57,263                      3.7
Robert T. Parkey (5) ............................             37,242                      2.4
Joseph M. Viglione (5) ..........................             21,244                      1.4
Phyllis C. Best (5) .............................              7,316                        **
Claude J. Kyker (5) .............................             18,984                      1.2
Thomas R. Shepherd (6) ..........................              5,893                        **
Scott A. Schoen (7) .............................              5,864                        **
All directors and executive officers of Holdings
 as a group (11 persons) ........................            232,231                     15.0%

------------
** Represents less than 1%.


(1) For purposes of the computation of percentages of Holdings presented in this table, a holder is deemed to beneficially own all shares which may be acquired by such holder upon exercise of options held by such holder, which options are exercisable within 60 days. Such shares which may be acquired by such holder (but no shares which may be acquired by any other holder upon exercise of options held by such other holder) are deemed to be outstanding.


(2) Each of (i) THL Equity Advisors Limited Partnership, (ii) THL Equity Trust,
    (iii) Thomas H. Lee as trustee of THL Equity Trust, (iv) Thomas R.
    Shepherd as trustee of THL Equity Trust, and (v) Scott A. Schoen, as an officer of THL Equity Trust, may be deemed to be the beneficial owner of 568,185 shares held by the Thomas H. Lee Equity Partners (the "Lee Fund"). Such entities and Messrs. Lee, Shepherd and Schoen disclaim beneficial ownership of such shares. The foregoing entities and Messrs. Shepherd and Schoen maintain their principal business address c/o Thomas H. Lee
    Company, 75 State Street, Boston, MA 02109.


(3) Each of (i) Thomas H. Lee Advisors II, L.P. ("Advisors II"), the investment advisor of each of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (collectively the "ML-Lee Funds"),
    (ii) T.H. Lee Mezzanine II ("Mezzanine II"), a general partner of Advisors II, (iii) Thomas H. Lee, as trustee of Mezzanine II and an individual general partner of each of the ML-Lee Funds, (iv) Thomas R. Shepherd, as trustee of Mezzanine II, and (v) Scott A. Schoen, as an officer of Mezzanine II, may be deemed to be the beneficial owners of 630,000 shares held, in the aggregate, by the ML-Lee Funds. Each of Advisors II, Mezzanine II, Mr. Lee, Mr. Shepherd and Mr. Schoen disclaim ownership of such shares. Each of Advisors II and Mezzanine II maintains their principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. The ML-Lee Funds maintain principal business addresses c/o Merrill Lynch, 225 Liberty Street, World Financial Center, South Tower--23rd Floor, New York, New York 10080-6123.

(4) Represents 65,711 shares which may be deemed to be beneficially owned by State Street Bank and Trust Company of Connecticut, N.A., as trustee of the 1989 Thomas H. Lee Nominee Trust (the "Lee Trust") and 25,419 shares held of record by Thomas H. Lee Company ("THL Co."). State Street Bank and Trust Company of Connecticut, N.A. disclaims beneficial ownership of the Lee Trust shares. Does not include 1,198,185 shares which may be deemed to be beneficially owned by Mr. Lee as a result of his relationships with the Lee Fund and the ML-Lee Funds. Mr. Lee disclaims beneficial ownership of such shares. Mr. Lee maintains his principal business address c/o Thomas
    H. Lee Company, 75 State Street, Boston, MA 02109.

(5) The address of this shareholder is c/o Anchor Advanced Products, Inc., 1111 Northshore Drive, Suite N-600, Knoxville, Tennessee 37919.

(6) Includes options to purchase 3,003 shares from THL Co. Does not include 1,198,185 shares which may be deemed to be beneficially owned by Mr. Shepherd as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Shepherd disclaims beneficial ownership of such shares.

(7) Includes options to purchase 3,003 shares from THL Co. Does not include 1,198,185 shares which may be deemed to be beneficially owned by Mr. Schoen as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Schoen disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions

Management Agreement

     The Company and Thomas H. Lee Company entered into an agreement dated April 30, 1990 (the "Management Agreement"), pursuant to which Thomas H. Lee Company received a financial advisory fee of $420,000 in connection with structuring, negotiating and arranging the financing necessary to fund the 1990 acquisition of the Company by THL and management. In addition, pursuant to the Management Agreement, Thomas H. Lee Company received $180,000 per year for five years beginning August 30, 1990 for management and other consulting services provided to the Company. After the initial five-year term, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least 90 days prior to the renewal date. The Company believes that the terms of this agreement are comparable to those that would have been obtained from unaffiliated sources.


Stock Purchase Warrants

     In connection with THL's acquisition of the Company in 1990, the ML-Lee Funds were issued warrants (the "Warrants") to purchase 380,000 shares of Common Stock. The Warrants were exercisable in whole or in part at any time prior to April 30, 2000 at an exercise price of $9.50 per share. The Warrants were exercised in full in April 1997.


Shareholders' Agreement

     Holdings entered into a Shareholders' Agreement (the "Shareholders' Agreement") with THL, certain of the named executive officers and certain other management shareholders of Holdings (collectively, the "Management Investors") in connection with the 1990 acquisition of the Company. Pursuant to the Shareholders' Agreement, as amended and restated on July 29, 1994, the shareholders party thereto are required to vote their shares of Common Stock to elect a Board of Directors of Holdings consisting of certain directors designated by THL and certain management directors. THL also must approve any merger, consolidation, liquidation, sale of all or substantially all of Holdings' assets, redemption of capital stock or amendment to Holdings' Certificate of Incorporation or by-laws. The Shareholders' Agreement provides for rights of first refusal, take along rights and preemptive rights for THL. Certain of the Management Investors have come along rights and are subject to redemption of their shares of Holdings capital stock in the event of a termination of employment with Holdings and its subsidiaries. The Shareholders' Agreement also grants THL the right to require Holdings to effect the registration of shares of Common Stock it holds for sale to the public, subject to certain conditions and limitations. In addition, under the terms of the Shareholders' Agreement, if Holdings proposes to register any of its equity securities under the Securities Act of 1933, as amended, the shareholders party thereto are entitled to notice of such registration and are entitled to include their shares for registration, subject to certain conditions and limitations. All fees, costs and expenses of any registration effected on behalf of such shareholders under the Shareholders' Agreement (other than underwriting discounts and commissions) will be paid by Holdings.

Lease from Related Party

     From time to time, the Company leases warehouse space from Jack C. Lail, who was a Director and Executive Vice President of Products and Holdings during a portion of fiscal 1997, near its facilities in Seagrove, North Carolina. Anchor paid a total of $64,000 for such warehouse space in 1997.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Financial Statements and schedules

     The Financial Statements and Schedules filed as part of this Annual Report on From 10-K are listed in index under Item 8.

   (b) Reports on From 8-K

     No reports on From 8-K were filed by the Company during the quarter ended December 31, 1997

   (c) List of Exhibits



  Exhibit
  Number     Description of Exhibit
----------   -----------------------------------------------------------------------------------------
     3.1     Restated Certificate of Incorporation of Anchor Advanced Products, Inc.*
     3.2     By-Laws of Anchor Advanced Products, Inc.*
     3.3     Restated Certificate of Incorporation of Anchor Holdings, Inc.*
     3.4     By-Laws of Anchor Holdings, Inc.*
     4.1     Form of Note (included in Exhibit 4.2 hereto).*
     4.2     Indenture dated as of April 2, 1997 between Anchor Advanced Products, Inc., Anchor
             Holdings, Inc. and Fleet National Bank, as Trustee.*
    10.1     Anchor Holdings, Inc. Amended and Restated Shareholders Agreement dated
             July 29, 1994.*
    10.2     Form of Employment Agreement.*
    10.3     Form of Supplemental Executive Retirement Benefit Agreement and Side Letter.*
    10.4     Exit Bonus Agreement between Anchor Holdings, Inc. and Francis H. Olmstead, Jr.*
    10.5     Management Agreement between Thomas H. Lee Company, Anchor Acquisition Corp. ,
             Anchor Brush Company and Anchor Cosmetics Company dated as of April 30, 1990.*
   +10.6     Agreement by and between Abbott Laboratories and Mid-State Plastics, Inc., dated as of December 5, 1989, as supplemented by letters dated August 5, 1994,
             September 11, 1995, September 19, 1995 and March 5, 1997.*
   +10.7     Memorandum of Agreement by and between The Procter & Gamble Manufacturing
             Company and Anchor Advanced Products, Inc. dated as of December 16, 1995.*
   +10.8     Letter Agreement by and between Anchor Advanced Products, Inc. and Colgate-
             Palmolive Company, dated as of July 12, 1996.*
    10.9     Form of Connecticut Development Authority Note.*
    10.10    Purchase Agreement by and between Anchor Advanced Products, Inc., Anchor
             Holdings, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, CIBC Wood
             Gundy Securities Corp. and NationsBanc Capital Markets, Inc. dated as of
             March 26, 1997.*
    10.11    Registration Rights Agreement by and between Anchor Advanced Products, Inc.,
             Anchor Holdings, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, CIBC
             Wood Gundy Securities Corp. and NationsBanc Capital Markets, Inc. dated as of
             April 2, 1997.*
    10.12    Credit Agreement by and between Anchor Advanced Products, Inc., Anchor Holdings,
             Inc. and NationsBank, N.A. dated as of April 2, 1997.*
   +10.13    Amendment to Agreement with Procter and Gamble dated August 2, 1997
     12.1    Computation of Ratio of Earnings to Fixed Charges.
     21.1    List of subsidiaries of Anchor Holdings, Inc.*

     25.1    Statement on Form T-1 of the eligibility of the Trustee.*
     27.1    Financial Data Schedule.
     99.1    Letter of Transmittal.*
     99.2    Notice of Guaranteed Delivery.*
     99.3    Form of Exchange Agent Agreement between Anchor Advanced Products, Inc., Anchor
             Holdings, Inc. and State Street Bank and Trust Company.*

----------------
+ Portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to an application for an order declaring confidential treatment thereof.

* Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANCHOR ADVANCED PRODUCTS, INC.



                                          By: /s/ Francis H. Olmstead, Jr.
                                              -------------------------------
                                              Francis H. Olmstead, Jr.
                                              Chairman, President and Chief
                                              Executive Officer



             Signature                                Title                        Date
-----------------------------------   ------------------------------------   ---------------
     /s/ Francis H. Olmstead, Jr.     Chairman, President and Chief
  -------------------------------     Executive Officer (Principal
      Francis H. Olmstead, Jr.        Executive Officer) and Director        March 18, 1998

      /s/ Robert T. Parkey
  -------------------------------     Executive Vice President and
        Robert T. Parkey              Director                               March 18, 1998

    /s/ Geoffrey A. de Rohan
  -------------------------------     Executive Vice President and
       Geoffrey A. de Rohan           Director                               March 18, 1998

       /s/ Phyllis C. Best            Senior Vice President, Finance
  -------------------------------     and Controller (Principal Financial
        Phyllis C. Best               and Accounting Officer)                March 18, 1998

      /s/ Scott A. Schoen
  -------------------------------
         Scott A. Schoen              Director                               March 18, 1998

    /s/ Thomas R. Shepherd
  -------------------------------
        Thomas R. Shepherd            Director                               March 18, 1998

     /s/ Terrence M. Mullen
  -------------------------------
        Terrence M. Mullen            Director                               March 18, 1998

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANCHOR HOLDINGS, INC.



                                          By: /s/ Francis H. Olmstead, Jr.
                                              -------------------------------
                                              Francis H. Olmstead, Jr.
                                              Chairman, President and Chief
                                              Executive Officer



             Signature                                Title                        Date
-----------------------------------   ------------------------------------   ---------------
     /s/ Francis H. Olmstead, Jr.     Chairman, President and Chief
  -------------------------------     Executive Officer (Principal
      Francis H. Olmstead, Jr.        Executive Officer) and Director        March 18, 1998

      /s/ Robert T. Parkey
  -------------------------------     Executive Vice President and
        Robert T. Parkey              Director                               March 18, 1998

    /s/ Geoffrey A. de Rohan
  -------------------------------     Executive Vice President and
       Geoffrey A. de Rohan           Director                               March 18, 1998

       /s/ Phyllis C. Best            Senior Vice President, Finance
  -------------------------------     and Controller (Principal Financial
        Phyllis C. Best               and Accounting Officer)                March 18, 1998

      /s/ Scott A. Schoen
  -------------------------------
         Scott A. Schoen              Director                               March 18, 1998

    /s/ Thomas R. Shepherd
  -------------------------------
        Thomas R. Shepherd            Director                               March 18, 1998

     /s/ Terrence M. Mullen
  -------------------------------
        Terrence M. Mullen            Director                               March 18, 1998