Form 10-Q
period 1998-04-04
ANCHOR ADVANCED PRODUCTS INC; ANCHOR HOLDINGS INC
filed 1998-05-19
CIK 1030452, 1030451

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q
                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended April 4, 1998                Commission file number 333-26943
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

           Yes    X                             No
              -----------                         ------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                        Class                       Outstanding Shares
May 15, 1998        Anchor Holdings, Inc. Common Stock,            1,551,218
                    $.01 par value (Anchor Advanced
                    Products, Inc. is a wholly owned
                    subsidiary of Anchor Holdings, Inc.)

================================================================================

            ANCHOR ADVANCED PRODUCTS, INC. AND ANCHOR HOLDINGS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                           Page

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at April 4, 1998
           (unaudited) and December 31, 1997                               3-4

           Condensed Consolidated Statements of Operations for
           the Thirteen Weeks Ended April 4, 1998 and March 29, 1997
           (unaudited)                                                     5

           Condensed Consolidated Statements of Cash Flows
           for the Thirteen Weeks Ended April 4, 1998 and
           March 29, 1997 (unaudited)                                      6-7

           Notes to Condensed Consolidated Financial Statements            8-9
           (unaudited)

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                11

Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      (in thousands except per share data)


                                                                                                April 4,          December 31,
                                                                                                  1998                1997
                                                                                              ------------        ------------
                                                                                              (unaudited)
ASSETS
Current assets:
      Cash      ........................................................................       $    144               $  6,914
      Accounts receivable, less allowance for doubtful accounts,
           allowances, and returns of $932 in 1998 and $900 in 1997.....................         15,559                 15,574
      Inventories.......................................................................         26,379                 23,292
      Prepaid expenses and other assets.................................................          3,123                  3,507
                                                                                              ---------              ---------

           Total current assets.........................................................         45,205                 49,287

      Property, plant, and equipment, net...............................................         51,697                 53,202
      Goodwill, net.....................................................................          9,363                  9,569
      Parent company receivable.........................................................          2,149                     --
      Other assets, net.................................................................          8,414                  8,781
                                                                                              ---------              ---------

                                                                                               $116,828               $120,839
                                                                                              =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt..............................................       $    731               $    832
      Current maturities of obligations under capital leases............................            344                    382
      Cash float .......................................................................            929                     --
      Accounts payable..................................................................          4,950                  6,119
      Other accrued expenses and current liabilities....................................          4,328                  8,059
                                                                                              ---------              ---------

           Total current liabilities....................................................         11,282                 15,392

Long-term debt, less current maturities.................................................        100,000                100,000
Accrued pension liability...............................................................          6,019                  6,019
Deferred income taxes...................................................................          1,595                  1,542
Other long-term liabilities.............................................................            690                    725
                                                                                              ---------              ---------

           Total liabilities............................................................        119,586                123,678
                                                                                              ---------             ----------

                           See accompanying notes to
            condensed consolidated financial statements (unaudited)








Stockholders' equity:
      Common stock---par value $.01 per share; authorized 2,000 shares;
           shares issued          ......................................................             15                     15
      Retained earnings.................................................................         (2,242)                (2,323)
      Accumulated other comprehensive income............................................           (521)                  (521)
      Treasury stock at cost............................................................            (10)                   (10)
                                                                                            -----------             ----------

           Total stockholders' equity ..................................................         (2,758)                (2,839)
                                                                                            -----------             ----------

                                                                                               $116,828               $120,839
                                                                                            ===========             ==========



                           See accompanying notes to
            condensed consolidated financial statements (unaudited)

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands except per share data)




                                                                       Thirteen Weeks Ended
                                                                    -----------------------------
                                                                       April 4,       March 29,
                                                                         1998           1997
                                                                         ----           ----
      Net Sales....................................................    $39,303        $41,546
      Cost of goods sold...........................................     32,695         34,653
                                                                       -------        -------

      Gross profit.................................................      6,608          6,893

      Amortization expense.........................................        426            343
      Selling, general and administrative expense..................      3,014          2,615
                                                                       -------        -------

      Operating income.............................................      3,168          3,935
                                                                       -------        -------

      Other expense:
           Loss on disposal of fixed assets........................        (26)            (9)
           Interest expense, net...................................     (2,967)        (1,271)
           Interest expense, related party.........................         --           (801)
           Other, net..............................................        (16)           (17)
                                                                       -------        -------

                Total other expense, net...........................     (3,009)        (2,098)
                                                                       -------        -------

      Income before income taxes ..................................        159          1,837

      Provision for income taxes...................................         78            779
                                                                       -------        -------

           Net income..............................................    $    81        $ 1,058
                                                                       =======        =======
      Earnings per share:
           Basic ..................................................    $  0.05        $  1.04
                                                                       =======        ========
           Weighted average common shares outstanding .............      1,551          1,018
                                                                       =======        ========
           Diluted ................................................    $  0.05        $  0.77
                                                                       =======        ========
           Weighted average common shares and assumed
                conversions outstanding ...........................      1,551          1,370
                                                                      ========        ========




                          See accompanying notes to
            condensed consolidated financial statements (unaudited)

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                                                  Thirteen Weeks Ended
                                                                                         ----------------------------------------
                                                                                           April 4,                  March 29,
                                                                                             1998                      1997
                                                                                             ----                      ----
Cash flows from operating activities:
     Net income ........................................................                   $    81                    $1,058
     Adjustments to reconcile net income to net cash
           used by operating activities:
           Deferred income taxes........................................                        54                       266
           Depreciation and amortization................................                     2,658                     2,329
           Provision for doubtful accounts..............................                        32                        --
           Provision for inventory obsolescence.........................                        81                        87
           Loss from disposal of fixed assets...........................                        --                         9
           Changes in assets and liabilities, net of effects of
           purchase of business:
                 Accounts receivable....................................                       (17)                   (3,757)
                 Inventories............................................                    (3,168)                   (1,274)
                 Prepaid and other assets...............................                       384                     1,265
                 Accounts payable, accrued expense and
                 other liabilities......................................                    (4,900)                     (208)
                                                                                           --------                   -------

                     Net cash used by operating
                      activities........................................                    (4,795)                     (225)
                                                                                           --------                   -------

Cash flows from investing activities:
     Payments made for parent company .................................                     (2,149)                       --
     Purchase of property, plant and equipment..........................                      (580)                   (1,973)
                                                                                           --------                   -------

                     Net cash used in investing activities..............                    (2,729)                   (1,973)
                                                                                           --------                   -------

Cash flows from financing activities:
     Checks written in excess of bank balances..........................                       929                     2,808
     Payments on other liabilities......................................                       (36)                       --
     Principal payments on long-term debt...............................                      (101)                   (1,938)
     Principal payments on capital lease obligations....................                       (38)                     (142)
                                                                                           --------                   -------

           Net cash provided by financing activities....................                       754                       728
                                                                                           --------                   -------


                          See accompanying notes to
            condensed consolidated financial statements (unaudited)








Net decrease in cash....................................................                    (6,770)                   (1,470)
Cash at beginning of period.............................................                     6,914                     1,578
                                                                                           --------                   -------

Cash at end of period...................................................                   $   144                    $  108
                                                                                           ========                   =======
Supplemental cash flow information:
     Interest paid......................................................                   $ 2,818                    $1,993





                          See accompanying notes to
            condensed consolidated financial statements (unaudited)

                     ANCHOR HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
                    (in thousands except for per share data)


     Anchor Holdings, Inc. ("Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware. Holdings is the wholly owned subsidiary of Anchor Acquisition Co. which is not consolidated herein. Holdings' subsidiaries manufacture and sell: brushes used in medical and dental applications; plastic and metal packaging for the cosmetics industry; and molded plastics products, including assembly of plastic parts and construction of molds used in the injection molding business. Substantially all sales are made on credit without collateral. Holdings' subsidiaries manufacture dental products in its Morristown, Tennessee facility and cosmetics products in three facilities:
Matamoros, Mexico; Morristown, Tennessee and Waterbury, Connecticut. The majority of the cosmetics goods are produced in the Matamoros facility. Molded plastics products are produced in four separate plants in Seagrove, North Carolina as well as in a facility in Round Rock, Texas. In addition to the manufacturing facilities, Holdings' subsidiaries operate mold technology centers in Elk Grove, Illinois and Sanford, North Carolina.

1.  Basis of Presentation

The quarterly condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries (together the "Company" or "Anchor"). The parent company is not consolidated and push down accounting has not been applied since the Company had outstanding public debt at the time of acquisition (Note 5). All significant intercompany balances and transactions have been eliminated in consolidation. The quarterly consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto be read in conjunction with the full consolidated financial statements and notes thereto for the year ended December 31, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

2.  Inventories

The components of inventory for the quarter ended April 4, 1998 are as follows:


     Raw materials....................................................  $10,240
     Work in process..................................................    7,241
     Finished goods...................................................   10,572
                                                                        -------
                                                                         28,053
     Less valuation allowances........................................    1,674
                                                                        -------
                                                                        $26,379
                                                                        =======

3.  Income Taxes

The income tax expense for the quarters ended April 4, 1998 and March 29, 1997 varies from the amount of expense computed by applying the federal corporate income tax rate of 34% to net income before taxes due primarily to state and foreign taxes similar to those reflected in the years ended December 31, 1996 and 1997 footnote.

4.  Earnings Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which changes the calculations used for earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic earnings per share is computed by dividing net income available for common shareholders by the weighted average number of shares of common stock outstanding. The standard also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted income per share is computed by dividing adjusted net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding for the respective periods. Dilutive securities include stock options and warrants. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants.

The following table sets forth for the periods indicated the calculation of earnings per share included in the Company's Condensed Consolidated Statements of Income:

                                                       Thirteen Weeks Ended
                                                   April 4,         March 29,
                                                     1998             1997
                                                     ----             ----
                                                           (unaudited)
Numerator:
  Net income available for common shareholders        $81             $1,058
                                                   ======             ======

Denominator:
  Weighted average shares                           1,551              1,018

Effect of dilutive securities:
  Employee stock options                               --                251
  Warrants                                             --                101

Adjusted weighted-average
  shares and assumed conversions                    1,551              1,370
                                                   ======             ======

Basic earnings per share                           $ 0.05             $ 1.04
                                                   ======             ======

Diluted earnings per share                         $ 0.05             $ 0.77
                                                   ======             ======

5.  Changes in Control of Registrant.

On March 19, 1998 Anchor Acquisition Co., a Delaware corporation ("Purchaser"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. and Thomas H. Lee Equity Partners, L.P. The closing of the transactions contemplated by the Purchase Agreement occurred concurrent with the signing of the Purchase Agreement (the "Closing"). Pursuant to the terms and conditions of the Purchase Agreement, at the Closing the Purchaser acquired all of the issued and outstanding shares of capital stock of Anchor Holdings, Inc., whose wholly owned subsidiary is Anchor Advanced Products, Inc.

The purchase price was $4.00 per share, of which 1,551,217.66 shares of common stock, $.01 par value per share, were issued and outstanding, for a total purchase price of $6,204,870.64.

Upon the Closing, the officers and directors of Anchor Holdings, Inc. and Anchor Advanced Products, Inc. resigned and the Purchaser caused new officers and a new director of each of those entities to be elected.

6. Anchor Advanced Products, Inc. Separate Company Financial Statements.

On April 2, 1997, Anchor Advanced Products, Inc. issued $100,000,000 of 11-3/4% Senior Notes due 2004. These notes have been guaranteed fully and unconditionally by the parent company, Anchor Holdings, Inc. The separate financial statements of Anchor Advanced Products, Inc. are not included herein because management has determined that they are not materially different from those of Anchor Holdings, Inc. Summarized financial information of Anchor Advanced Products, Inc. for the year ended December 31, 1997 and the thirteen weeks ended April 4, 1998 and March 29, 1997, are as follows:


                                                  Thirteen Weeks Ended
                           December 31,        March 29,         April 4,
                              1997               1997              1998
                           ------------        ---------         --------
Current assets              $ 49,087              N/A            $ 44,865
Noncurrent assets             71,544              N/A              71,617
Current liabilities           15,368              N/A              11,258
Noncurrent liabilities       108,286              N/A             108,305

Net sales                      N/A              $41,546            39,303
Gross Profit                   N/A                6,893             6,608
Income from operations         N/A
  before extraordinary         N/A
  item                                            1,006                 5
Net income                                        1,006                 5

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

Overview

     Anchor is a leading designer, manufacturer and packager of precision molded plastic products for a wide range of dental, cosmetic, medical, computer and consumer applications. The Company is one of the world's largest manufacturers of toothbrushes and is a leading U.S. manufacturer of cosmetics packaging. Approximately 5.62% of the Company's 1997 net sales were made under supply contracts with three of its largest customers, Colgate-Palmolive, Procter & Gamble and L'Oreal. The remaining terms of each of such contracts are up to 3 years, excluding options to renew. Typically, contracts are renewed or replaced by new contracts prior to expiration. The terms of the contracts vary, including any minimum purchasing requirements and the customers' ability to cancel, but in each case the Company passes through to its customers raw material price increases and decreases. Anchor's principal materials are plastic resins, nylon and packaging materials. During periods of limited supply, Anchor has typically been able to procure sufficient quantities of plastic resins, nylon and packaging materials to satisfy all of its customers' needs. Anchor's gross profit is substantially unaffected by fluctuations in plastic resin and nylon prices because the Company historically has been successful in passing through increases in those prices to its customers by means of corresponding changes in product pricing. Anchor began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline and, in 1958, began producing Pepsodent toothbrushes for Lever Brothers Company, Inc. The Company was acquired in 1990 by affiliates of the Thomas H. Lee Company and management. Since the 1990 acquisition, the Company has pursued a growth strategy designed to increase sales while diversifying its revenue base.

     On March 19, 1998 Anchor Acquisition Co., a Delaware corporation ("Purchaser"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. and Thomas H. Lee Equity Partners, L.P. Pursuant to the terms and conditions of the Purchase Agreement, the Purchaser acquired all of the issued and outstanding shares of capital stock of Holdings.

     Certain of the Company's operating data for the thirteen weeks ended April 4, 1998 and March 29, 1997 are set forth below as percentages of net sales:


                         Anchor Advanced Products, Inc.
                            Percentage of Net Sales


                                   13 Weeks Ended
                                 Mar 29       Apr 04
                                  1997         1998
                                  ----         ----

Net Sales                        100.0%       100.0%

Gross Profit                      16.8%        16.6%

Selling, G&A                       7.7%         6.3%

Amortization                       1.0%         0.8%

Operating Income                   8.1%         9.5%

Other (Income)/Expense             0.1%         0.1%

Net Interest (Income)/Expense      7.6%         5.0%

Income Taxes                       0.2%         1.9%

Extraordinary Item                 0.0%         0.0%

Net Income                         0.2%         2.5%





Results of Operations


13 Weeks Ended April 4, 1998 ("Interim 1998")
Compared to 13 Weeks Ended March 29, 1997 ("Interim 1997")

     Net Sales. Net sales decreased by $2.2 million, or 5.3%, to $39.3 million for Interim 98 from $41.5 million for Interim 97. The sales decrease resulted primarily from lower toothbrush sales to Colgate, as had been forecasted. This decrease was partially offset by strong performance on the part of the Company's Cosmetics division.

     Gross Profit. Gross Profit decreased by $.3 million, or 4.3%, to $6.6 million for Interim 98 from $6.9 million for Interim 97. The loss of margin associated with the lower sales mentioned above was offset by efficiency improvements in the Mid-State division, and increased margins associated with strong Cosmetics sales.

     Selling, General and Administrative. SG&A expenses increased by $.4 million, or 15.4%, to $3.0 million for Interim 98 from $2.6 million for Interim 97 due to selling expense associated with higher Cosmetics sales, and to salary and benefit increases for 1998.

     Amortization. Amortization expense increased by $.1 million, or 33.3%, to $.4 million for Interim 98 from $.3 million for Interim 97 due to the write-off of additional capitalized fees associated with the Bond issue in April, 1997.

     Operating Income. Operating income decreased by $.7, or 17.9%, to $3.2 million for Interim 98 from $3.9 million for Interim 97 for the reasons listed above.

     Other Expense. Other expense increased by $.01 million, or 33.3%, to $.04 million expense for Interim 98 from $.03 million for Interim 97.

     Net Interest Expense. Net interest expense increased by $.9 million, or 42.9%, to $3.0 million for Interim 98 from $2.1 million for Interim 97 due to the retirement of bank debt and the issue of $100 million Senior Notes in the second quarter of 1997.

     Income Taxes. Income Taxes decreased $.7 million, or 87.5%, to $.1 million for Interim 98 from $.8 million for Interim 97 as a result of decreased operating income for the quarter.

     Net Income. Net income decreased $1.0 million, or 90.9%, to $.1 million for Interim 98 from $1.1 million for Interim 97 as a result of the above factors.

Liquidity and Capital Resources

     The Company's liquidity requirements consist primarily of working capital needs and capital expenditures, required payments of principal and interest on any borrowings under the NationsBank Credit Facility and required payments of interest on the Senior Notes and principal at maturity. The NationsBank Credit Facility provides for revolving loans to, and the issuance of letters of credit on behalf of the Company in an aggregate amount not to exceed $15.0 million, $13.8 million of which was available under the revolving loans and $1.2 million of which was reserved under the letters of credit at April 4, 1998.

     For the thirteen weeks ended April 4, 1998, the Company generated cash from operating activities of $4.8 million. The Company's capital expenditures for that period were $.6 million, principally for additions to the Company's manufacturing capacity.

Inflation and Changing Prices

     Anchor's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins and nylon, Anchor's principal raw materials, are generally passed through to customers, such changes historically have not, and in the future are not expected to have a material effect on Anchor's gross profit.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits.

           27.1 Financial Data Schedule.

           (b) Reports on Form 8-K.

     On April 2, 1998, Anchor filed a Form 8-K (Item 1) reporting that on March 19, 1998 Anchor Acquisition Co., a Delaware corporation ("Purchaser") had entered into a Stock Purchase Agreement (the "Purchase Agreement") with ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. and Thomas H. Lee Equity Partners, L.P. Pursuant to the terms and conditions of the Purchase Agreement, the Purchaser acquired all of the issued and outstanding shares of capital stock of Holdings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and this report has also been signed by the following person in the capacities indicated, on the 19th day of May, 1998.


                               ANCHOR ADVANCED PRODUCTS, INC.



                               By:    /c/ Phyllis C. Best
                                   ---------------------------------------------
                                   Phyllis C. Best
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                              ANCHOR HOLDINGS, INC.



                               By:   /c/ Phyllis C. Best
                                   ---------------------------------------------
                                   Phyllis C. Best
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)