Form 10-Q
period 1998-07-04
MOLL INDUSTRIES INC; ANCHOR HOLDINGS INC
filed 1998-08-21
CIK 1030452, 1030451

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended July 4, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________


                        Commission file number 333-26943


                              MOLL INDUSTRIES, INC.
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


                        1111 Northshore Drive, Suite 600
                            Knoxville, TN 37919-4048
                    (Address of Principal Executive Offices)
                                   (Zip Code)


Registrant's Telephone Number, Including Area Code      (423) 450-5300


                         ANCHOR ADVANCED PRODUCTS, INC.
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                       Class                       Outstanding Shares
      ----                       -----                       ------------------
August 19, 1998         Anchor Holdings, Inc.
                        Common Stock, $.01 par value             1,551,218


Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc.

================================================================================

                 MOLL INDUSTRIES, INC. AND ANCHOR HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Introduction                                                                 1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                            2

             Consolidated Balance Sheets at July 4, 1998                     2
             and December 31, 1997

             Consolidated Statements of Income for
             the Thirteen and Twenty-six Weeks Ended July 4, 1998
             and June 30, 1997                                             3-4

             Consolidated Statements of Cash Flows
             for the Thirteen and Twenty-six Weeks Ended
             July 4, 1998 and June 30 1997                                 5-6

             Notes to Consolidated Financial Statements                    7-10


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               15
Item 2.      Changes in Securities                                           15
Item 3.      Defaults Upon Senior Securities                                 15
Item 4.      Submission of Matters to a Vote of Security Holders             15
Item 5.      Other Information                                               15
Item 6.      Exhibits and Reports on Form 8-K                                15

Signatures                                                                   16

Introduction

     Moll Industries, Inc., (the "Company"), is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. Anchor Holdings, Inc. ("Holdings") does not have any material operations or assets other than ownership of all the capital stock of the Company. The Company was formed through the merger (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"). The Merger was structured with the owners of Moll contributing their interests in Moll to AMM Holdings, Inc. ("AMM Holdings") in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings, and ultimately to Anchor. Moll was then merged with Anchor, with Anchor surviving the Merger and changing its name to "Moll Industries, Inc." As part of the Merger, the Company assumed all the assets of Moll. Such assets included all the equity interests in Moll's foreign subsidiaries, which operate in France, Germany, the United Kingdom and Portugal. As a result of the Merger, all the U.S. operating assets of Moll and Anchor are held by the Company. As the successor corporation in the Merger, the Company also assumed the debt and other obligations of Anchor and Moll. See note 1 to the Notes to Consolidated Financial Statements for a description of the Merger and the accounting treatment thereof.

     Concurrently with the Merger, the Company also issued $130,000,000 aggregate principal amount of its 10 1/2% Senior Subordinated Notes due 2008 pursuant to an offering which was exempt from the registration requirements of the Securities Act of 1933, as amended and applicable state securities laws. Holdings is also the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004 (the "Senior Notes") originally issued by Anchor.

     The structure of the Company following the Merger is as indicated in the table below:

                           ---------------------------
                               AMM Holdings, Inc.
                           ---------------------------
                                       |
                                       |
                                       |
                                       |
                           ---------------------------
                             Anchor Holdings, Inc.
                           ---------------------------
                                       |
                                       |
                                       |
                                       |
                           ---------------------------
                             Moll Industries, Inc.
                           ---------------------------
                                       |
                                       |
                                       |
                                       |
    ------------------------------------------------------------------
    |                |                 |               |              |
    |                |                 |               |              |
    |                |                 |               |              |
    |                |                 |               |           Anchor
Cepillos De       Hanning-            Moll            Moll        Advanced
 Matamoros      Kunststoffe       Industries UK,    Plastics   Products Foreign
S.A. de C.V.    GmbH & Co.          Limited           SARL          Sales
                                                                 Corporation
--------------------------------------------------------------------------------


     Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                           Consolidated Balance Sheets
                          (in thousands and unaudited)


                                                                              July 4,        December 31,
                                                                               1998             1997
                                                                               ----             ----
                                     ASSETS

Current Assets:
   Cash                                                                      $ 29,668          $ 1,729
   Accounts receivable, net of reserves for doubtful accounts
     of $2,037 and $579, respectively                                          75,117           22,484
   Inventories, net                                                            53,922           15,580
   Deposits on tooling                                                          4,551            6,877
   Equipment held for sale                                                         --              417
   Other current assets                                                         4,257              392
                                                                             --------          -------
     Total current assets                                                     167,515           47,479
Property, Plant and Equipment, net                                            118,933           35,418
Receivable from Affiliates                                                        390              465
Goodwill, net                                                                  36,411               --
Other Intangible and Non-current Assets, net                                   16,206            3,563
                                                                             --------          -------
       Total assets                                                          $339,455          $86,925
                                                                             ========          =======

                             LIABILITIES AND EQUITY

Current Liabilities:
   Checks drawn in excess of cash on deposit                                 $  1,005          $   143
   Customer deposits on tooling                                                 4,669            7,412
   Current portion of other long-term obligations                               7,575            5,059
   Accounts payable                                                            36,762           16,588
   Accrued liabilities                                                         27,774            5,506
                                                                             --------          -------
     Total current liabilities                                                 77,785           34,708
                                                                             --------          -------
Notes Payable                                                                 230,000               --
Other Long-term Obligations, net of current portion                            15,025           42,873
                                                                             --------          -------
Deferred Income Taxes                                                           6,972               10
                                                                             --------          -------
Other Non-current Liabilities                                                   7,741            1,157
                                                                             --------          -------
Commitments and Contingencies                                                      --               --
                                                                             --------          -------
Minority Interest                                                                  --            2,213
                                                                             --------          -------
Equity:
   Partners' Capital                                                               --            5,962
   Common stock ($.01 par value, 2,000 shares authorized,
     1,551 shares issued and outstanding)                                          15               --
   Additional contributed capital                                               2,000               --
   Treasury stock at cost                                                         (10)              --
   Retained earnings                                                              372               --
   Accumulated other comprehensive income                                        (445)               2
                                                                             --------          -------
     Total equity                                                               1,932            5,964
                                                                             --------          -------
       Total liabilities and equity                                          $339,455          $86,925
                                                                             ========          =======


     See accompanying notes to consolidated financial statements (unaudited)

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                        Consolidated Statements of Income
                          (in thousands and unaudited)


                                                 Thirteen Weeks Ended           Twenty-six Weeks Ended
                                              --------------------------      --------------------------
                                               July 4,         June 30,         July 4,        June 30,
                                                1998             1997            1998            1997
                                                ----             ----            ----            ----
Net sales                                     $63,063          $28,122         $123,169        $53,755

Cost of goods sold                             51,358           21,791          102,096         41,867
                                              -------          -------         --------        -------

Gross profit                                   11,705            6,331           21,073         11,888

Selling, general and administrative
  expense                                       5,159            2,076            9,587          4,177

Management and consulting fee to related
  parties                                         427              439            1,198            842
                                              -------          -------         --------        -------

Operating income                                6,119            3,816           10,288          6,869

Other expense:
   Interest expense, net                        2,643              748            4,979          1,423
   Minority interest in subsidiary
     income                                         2               79              239            399
   Other, net                                     392              202              538             91
                                              -------          -------         --------        -------
                                                3,037            1,029            5,756          1,913

Income before income taxes and
extraordinary item                              3,082            2,787            4,532          4,956

Provision for income taxes                        651               --              744             --
                                              -------          -------         --------        -------

Income before extraordinary item                2,431            2,787            3,788          4,956

Extraordinary item - loss on early
extinguishment of debt                          1,235               --            1,971             --
                                              -------          -------         --------        -------

Net income                                    $ 1,196          $ 2,787         $  1,817        $ 4,956
                                              =======          =======         ========        =======

Earnings per share                            $  1.57          $  1.80         $   2.44        $  3.20
                                              =======          =======         ========        =======

Weighted average common shares
outstanding                                     1,551            1,551            1,551          1,551
                                              =======          =======         ========        =======


     See accompanying notes to consolidated financial statements (unaudited)

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                 Consolidated Statements of Comprehensive Income
                          (in thousands and unaudited)


                                                 Thirteen Weeks Ended           Twenty-six Weeks Ended
                                              --------------------------      --------------------------
                                               July 4,         June 30,        July 4,         June 30,
                                                1998             1997           1998             1997
                                                ----             ----           ----             ----
Net Income                                    $1,196           $2,787          $1,817          $4,956

Other Comprehensive Income:
   Foreign currency translation
     adjustment                                  460               11            (120)            (68)
                                              ------           ------          ------          ------

Comprehensive Income                          $1,656           $2,798          $1,697          $4,888
                                              ======           ======          ======          ======


     See accompanying notes to consolidated financial statements (unaudited)

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                      Consolidated Statements of Cash Flows
                          (in thousands and unaudited)


                                                        Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                    ----------------------------       ----------------------------
                                                      July 4,           June 30,        July 4,           June 30,
                                                       1998               1997           1998               1997
                                                       ----               ----           ----               ----
Cash Flows from Operating Activities:
   Net income                                        $  1,196           $ 2,787        $  1,817           $ 4,956
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and amortization                    2,947             1,123           5,086             2,357
       Loss on early extinguishment of debt             1,235                --           1,971                --
       Gain on disposal of fixed assets                  (139)              (69)           (134)              (69)
       Deferred income taxes                              108                --             199                --
       Minority interest in subsidiary income               2                79             239               399
       Changes in assets and liabilities, net
        of assets purchased and liabilities
        assumed:
         Accounts receivable                           (7,942)           (5,149)         (5,073)           (8,475)
         Receivable from affiliates                        74                --              74                --
         Inventories                                      941               346            (591)             (579)
         Other current assets                            (405)               98            (964)             (299)
         Deposits on tooling                            3,694               921           2,773               367
         Other assets                                  (1,353)              186          (1,300)              249
         Accounts payable                                 458               687          (1,507)            1,552
         Accrued liabilities                            4,876             1,202           1,842               978
         Customer deposits on tooling                  (3,536)             (832)         (2,856)              (83)
         Checks drawn in excess of cash on
           deposit                                       (215)              122           1,149               119
                                                     --------           -------        --------           -------
             Total adjustments                            745            (1,286)            908            (3,484)
                                                     --------           -------        --------           -------
         Net cash provided by operating
           activities                                   1,941             1,501           2,725             1,472
                                                     --------           -------        --------           -------

Cash Flows from Investing Activities:
   Capital expenditures                                (3,778)           (1,112)         (6,983)           (1,447)
   Proceeds on disposal of fixed assets                   136                --             553               100
   Purchase of Somomeca                                    --                --         (11,737)               --
   Purchase of Anchor                                  (6,453)               --          (6,453)               --
   Purchase of Gemini                                  (9,954)               --          (9,954)               --
                                                     --------           -------        --------           -------
       Net cash used in investing activities          (20,049)           (1,112)        (34,574)           (1,347)
                                                     --------           -------        --------           -------


                                   (continued)

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                      Consolidated Statements of Cash Flows
                          (in thousands and unaudited)


                                                         Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                                    ------------------------------           --------------------------
                                                     July 4,              June 30,            July 4,         June 30,
                                                      1998                  1997               1998             1997
                                                      ----                  ----               ----             ----
Cash Flows from Financing Activities:
   Net proceeds from (payments on)
     revolving loan facility                       $    (792)             $ 3,224            $ (10,594)       $ 3,954
   Proceeds from issuance of long-term
     obligations                                     130,910                  502              187,218          1,232
   Principal payments on long-term
     obligations                                     (82,419)              (1,281)            (106,157)        (2,579)
   Financing costs                                    (5,813)                  --               (7,517)            --
   Capital contribution from parent                    2,000                   --                2,000             --
   Distributions                                      (2,936)              (1,793)              (4,795)        (1,831)
   Distributions to minority partners of
     Reliance                                           (643)                  (4)                (643)            (4)
                                                   ---------              -------            ---------        -------
       Net cash provided by financing
         activities                                   40,307                  648               59,512            772
                                                   ---------              -------            ---------        -------

Effect of Exchange Rate Changes in Cash                  328                   (3)                 276            (13)
                                                   ---------              -------            ---------        -------

Net Change in Cash                                    22,527                1,034               27,939            884

Balance at Beginning of Period                         7,141                  728                1,729            878
                                                   ---------              -------            ---------        -------

Balance at End of Period                           $  29,668              $ 1,762            $  29,668        $ 1,762
                                                   =========              =======            =========        =======

Supplemental Cash Flow Information:
   Cash paid for interest                          $   2,104              $   834            $   4,574        $ 1,595
                                                   =========              =======            =========        =======
   Cash paid for taxes                             $     167              $    --            $     167        $    --
                                                   =========              =======            =========        =======


Non-cash Transactions:

In June 1997, the Company terminated a capital lease that resulted in a reduction of debt by $2,503 and a reduction in fixed assets by $1,205.

In June 1998, the Company distributed its investment in Reliance L.P. of $3,135 to its partners. Reliance had a cash balance of $543 at the time of the distribution.


     See accompanying notes to consolidated financial statements (unaudited)

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                   Notes to Consolidated Financial Statements
                          (in thousands and unaudited)

Anchor Holdings, Inc. ("Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware. Holdings is the wholly-owned subsidiary of AMM Holdings, Inc. ("AMM Holdings", formerly known as Anchor Acquisition Co.), which is not consolidated herein. Holdings owns Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including its subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company's products are sold to a wide range of end-markets, including end markets for consumer products, telecommunication/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Germany, Mexico and the United Kingdom.

1.   Merger with Moll PlastiCrafters Limited Partnership

Effective June 26, 1998, the owners of Moll PlastiCrafters Limited Partnership ("Moll") contributed their interest in Moll to AMM Holdings in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings and ultimately to Anchor Advanced Products, Inc. ("Anchor"). Moll was merged into Anchor (the "Merger") at which time the name of Anchor was changed to Moll Industries, Inc. As the owners of Moll own a majority of the outstanding shares of AMM Holdings subsequent to the Merger, Moll is considered the accounting acquiror in the Merger; therefore, the consolidated financial statements presented for all periods herein are those of Moll, and exclude those of Anchor prior to June 26, 1998. Moll utilized purchase accounting to account for the merger; accordingly, the assets and liabilities acquired in the Merger, which primarily relate to Anchor, were adjusted to their estimated fair values which are as follows:

         Current assets                                  $  42,966
         Property, plant and equipment                      56,122
         Goodwill                                           19,566
         Other assets                                        9,563
         Current liabilities                               (12,914)
         Notes payable                                    (100,000)
         Other non-current liabilities                     (15,303)

An evaluation of the assets acquired and liabilities assumed is in process. Upon completion of the evaluation, net additions or reductions, if any, in the fair values currently assigned will result in a corresponding change in goodwill.

2.   Basis of Presentation

The quarterly consolidated financial statements include the accounts of Moll, as it is the accounting acquiror in the Merger discussed in Note 1, and its subsidiaries. All significant results of operations of companies acquired utilizing the purchase method of accounting have been included in the consolidated financial statements since the effective date of the acquisition (the Hanning Companies - August 8, 1997, Somomeca Industries, Inc. - January 8, 1998, Anchor - June 26, 1998 and Gemini Plastic Services, Inc. - June 26, 1998). The results of Reliance Products have been excluded from these consolidated financial statements since June 26, 1998 (see Note 4). All significant intercompany balances have been eliminated in consolidation. The quarterly consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal, recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto are read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

In connection with the Merger, Moll changed its financial reporting period from one based on calendar month ends to four thirteen week periods. As a result, Moll changed its second quarter period end from June 30 to July 4.

Earnings per share for all periods presented have been computed on a basis assuming the number of common shares outstanding subsequent to the Merger were outstanding for all periods presented. There are no potentially dilutive securities currently outstanding.

3.   Acquisitions

Effective June 26, 1998, the Company acquired the stock of Gemini Plastic Services, Inc. ("Gemini") for cash of $10,186. The acquisition has been accounted for using the purchase method with the purchase price allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

          Current assets                             $ 4,534
          Property, plant and equipment                4,571
          Goodwill                                     6,527
          Other assets                                    23
          Current liabilities                         (2,818)
          Non-current liabilities                     (2,651)
                                                     --------
                                                     $10,186
                                                     ========

Effective January 8, 1998, the Company acquired Somomeca Industries, Inc. ("Somomeca"). In April 1998, the Company entered into an agreement with the former owners of Somomeca under which the former owners will receive additional consideration of 9,000 French Francs ($1,488 at July 4, 1998 exchange rates) in lieu of consideration for the operating results of Somomeca for the twelve months ended August 31, 1998 as required per the purchase agreement. The additional consideration will be paid in three equal installments on August 31, 1998 and January 31, 1999 and 2000. The additional consideration has been reflected as goodwill in the accompanying July 4, 1998 consolidated balance sheet. Total cash consideration, including the additional consideration and expenses was $15,988.

Effective August 8, 1997, the Company acquired the Hanning Companies, a group of companies which had previously been under common control for total cash consideration, including expenses, of $10,482.

An evaluation of the assets acquired and liabilities assumed is in process. Upon completion of the evaluation, net additions or reductions, if any, in the fair values currently assigned will result in a corresponding change in goodwill.

4.   Distribution of Interest in Reliance Products, L.P.

Effective immediately prior to the Merger discussed in Note 1, Moll distributed its interest in Reliance Products, L.P. to its owners. The total amount of such distribution was $3,135.

5.   Notes Payable

On June 26, 1998, the Company issued $130,000 of 10 1/2% Senior Subordinated Notes due in 2008. These notes are unsecured and subordinate to substantially all of the Company's indebtedness. The proceeds of these notes were used primarily to repay existing indebtedness, acquire Gemini and other corporate purposes.

In conjunction with the Merger, the Company assumed $100,000 of 11 3/4% Senior Notes due 2004 originally issued by Anchor. These notes are unsecured but are guaranteed by Holdings and the foreign subsidiaries of the Company.

6.   Taxes

Effective June 26, 1998, the Company became a taxable entity. Prior to June 26, 1998, the Company was a partnership; accordingly, the earnings of the Company, including the earnings of foreign subsidiaries attributable to the Company for United States tax purposes, were included in the tax returns of the partners. Therefore, the consolidated financial statements contain no provision for federal or state income taxes related to these earnings.

Certain of the Company's foreign subsidiaries and, subsequent to June 26, 1998, the Company are taxable entities. The Company has accounted for income taxes for taxable entities using the liability method which requires recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or income tax returns.

7.   Summarized Financial Information of Subsidiaries

The Company's foreign subsidiaries, Moll PlastiCrafters GmbH, Moll Industries UK, Limited and Moll Plastics SARL, are each wholly-owned subsidiaries of the Company. Each of these entities has guaranteed the $100,000 of 11 3/4% Senior Notes due 2004 issued by Anchor and assumed by the Company in the Merger. As such, these entities are subject to the reporting requirements under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Combined financial information relating to these entities since the date of their acquisition is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes of the consolidated financial statements of the Company. Summarized combined financial information for the Company's foreign subsidiaries is as follows:

                                                Thirteen         Twenty-six
                                               Weeks Ended       Weeks Ended
                                              July 4, 1998       July 4, 1998
                                              ------------       ------------
Statement of Income Data:
Net sales                                       $32,673           $62,486
Gross margin                                      5,322             8,370
Income from operations                            2,983             4,279
Net income (loss)                                   210              (418)

                                                 July 4,         December 31,
                                                  1998               1997
                                                  ----               ----
Balance Sheet Data:
Current Assets                                  $ 63,531           $ 9,528
Total assets                                     103,961            17,591
Current liabilities                               42,886            19,054
Total liabilities                                104,762            19,089
Deficit                                             (801)           (1,498)

The financial information of Anchor Holdings is identical to that of the Company. Therefore, summarized financial information of the Company is not required.

8.   Other Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Information with respect to the accumulated other comprehensive income balance is as follows:


                                                 Thirteen Weeks Ended             Twenty-six Weeks Ended
                                              --------------------------        --------------------------
                                              July 4,           June 30,        July 4,           June 30,
                                               1998               1997           1998               1997
                                               ----               ----           ----               ----
Beginning balance                             $(578)            $(79)           $   2             $ --

Current period change in foreign
  currency translation                          460               11             (120)             (68)

Accumulated foreign currency
  translation associated with
  distributed interest                          194               --              194               --

Deferred compensation assumed in Merger        (521)              --             (521)              --
                                              -----             ----            -----             ----
                                              $(445)            $(68)           $(445)            $(68)
                                              =====             ====            =====             ====


9.  Pro Forma Financial Information

The historical statement of operations data for Anchor for the periods prior to the Merger is as follows:


                                           Thirteen         Thirteen         Twenty-six        Twenty-six
                                          Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended
                                         July 4, 1998     June 28, 1997     July 4, 1998      June 28, 1997
                                         ------------     -------------     ------------      -------------
Net sales                                  $36,507           $43,199           $75,810           $84,745
Gross margin                                 4,533             6,531            11,141            13,424
Income from operations                       1,298             3,334             4,466             7,269
Net income (loss)                           (1,269)             (868)           (1,188)              190


The following unaudited pro forma statement of operations data gives effect to the Merger and the acquisition of Gemini as if they had occurred at the beginning of the respective periods.


                                                            Thirteen         Twenty-six
                                                           Weeks Ended       Weeks Ended
                                                          July 4, 1998       July 4, 1998
                                                          ------------       ------------
Net sales                                                   $98,446            $199,185
Operating income                                              7,604              16,248
Income (loss) before taxes and extraordinary item               (77)              1,494

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

         The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 450 customers, including leading multinational companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, Revlon, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including end markets for consumer products, telecommunications/ business equipment, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles.

     The Company was formed through the merger of two leading plastic injection molders, Moll and Anchor, which were each controlled by Mr. George Votis. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Mr. Votis acquired Moll's predecessor in 1989 and has since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $232.4 million in 1997 on a pro forma basis, excluding the acquisition of Anchor. Such acquisitions included the acquisition in August 1997 of the Hanning Companies ("Hanning"), a leading supplier of injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, which had 1997 revenues of $49.6 million, and the acquisition in January 1998 of Somomeca Industries S.A.R.L. and its subsidiaries ("Somomeca"), a French injection molder which had 1997 revenues of $88.5 million. In March 1998, Mr. Votis acquired Anchor, which had 1997 revenues of $161.2 million. See Note 1 to the interim consolidated Financial Statements included in Item 1 as to the accounting treatment of the Merger.

     Certain of the Company's operating data for the Thirteen and Twenty-six weeks ended July 4, 1998 and June 30, 1997 are set forth below as percentages of net sales:


                                    13 Weeks Ended           26 Weeks Ended
                                 July 4,      June 30,     July 4,    June 30,
                                  1998         1997         1998       1997
                                  ----         ----         ----       ----
Net Sales                        100.0%       100.0%       100.0%     100.0%

Gross Profit                      18.6%        22.5%        17.1%      22.1%

Selling, G&A                       8.9%         8.9%         8.8%       9.3%

Operating Income                   9.7%        13.6%         8.4%      12.8%

Other (Income)/Expense             0.6%         1.0%         0.6%       0.9%

Net Interest (Income)/Expense      4.2%         2.7%         4.0%       9.2%

Income Taxes                       1.0%         0.0%         0.6%       0.0%

Extraordinary Item                 2.0%         0.0%         1.6%       0.0%

Net Income                         1.9%         9.9%         1.5%       2.6%

Results of Operations

Twenty-six weeks ended July 4, 1998 compared to Twenty-six weeks ended June 30, 1997

Net Sales. Net sales for the twenty-six weeks ended July 4, 1998 increased $69.4 million, or 129.1%, to $123.2 million from $53.8 million for the twenty-six week period ended June 30, 1997, due primarily to the Somomeca acquisition ($43.4 million) and the Hanning acquisition ($23.8 million). The closure of the El Paso, Texas facility in September 1997 decreased sales in the first half of 1998 by $3.2 million.

Gross Profit. Gross profit increased $9.2 million, or 77.3%, in the first half of 1998 to $21.1 million from $11.9 million in the first half of 1997, due primarily to the Somomeca ($6.5 million) and Hanning ($1.9 million) acquisitions in January 1998 and August 1997, respectively. Increased utilization of plant capacity caused a combined increase from remaining facilities of $0.8 million. Gross profit as percentage of net sales decreased 5.0% from 22.1% for the twenty-six week period ended June 30, 1997 to 17.1% for the twenty-six weeks ended July 4, 1998, primarily as a result of lower margins realized at the acquired companies than the Company had historically realized.

S G & A Expenses. S G & A expenses increased $5.4 million, or 128.6%, in the first half of 1998 to $9.6 million from $4.2 million for the first half of 1997, primarily due to the Somomeca ($2.4 million) and Hanning ($2.2 million) acquisitions mentioned previously. Increases totaling $0.2 million were incurred for personnel, travel and computer system support in the period ended July 4, 1998 over the period ended June 30, 1997.

Management Fees. Management fees increased $0.4 million, or 42.3%, to $1.2 million in the first half of 1998 from $0.8 million in the first half of 1997, primarily due to the increase in net sales.

Operating Income. Operating income increased $3.4 million, or 49.8%, in the first half of 1998 to $10.3 million from $6.9 million in corresponding period of 1997, due primarily to the acquisitions mentioned above.

Interest Expense. Interest expense increased $3.6 million, or 249.9%, in the first half of 1998 to $5.0 million from $1.4 million in the same period for 1997, primarily due to the increase in debt acquired in connection with the Hanning and Somomeca acquisitions mentioned above.

Provision for Income Taxes. Provision for income taxes in 1998 represents foreign income taxes recorded in connection with the new corporate subsidiaries in France, Portugal, Germany and the United Kingdom. Prior to the acquisition of foreign subsidiaries no provision for income taxes was made on the Consolidated Financial Statements as the Company's partnership tax status allowed for the earnings of the Company to be taxed on the tax returns of the partners.

Extraordinary Loss. The extraordinary loss represents the write-off of unamortized fees incurred in connection with debt which was repaid during the period.

Net Income. Net income decreased $3.1 million, or 66.6%, to $1.8 million for the first half of 1998 from $4.9 million for the first half of 1997 as a result of the items listed above.

Thirteen Weeks ended July 4, 1998 compared to the
Thirteen Weeks ended June 30, 1997

Net Sales. Net sales increased $34.9 million, or 124.2%, to $63.1 million in the 1998 second quarter from $28.2 million in the 1997 second quarter, due to the Somomeca ($22.2 million) and Hanning ($12.7 million) acquisitions.

Gross Profit. Gross profit increased $5.4 million, or 84.9%, to $11.7 million in the 1998 period from $6.3 million in the corresponding period in 1997, primarily due to the Somomeca ($4.0 million) and Hanning ($1.2 million) acquisitions mentioned above. Productivity increases at the Company's other facilities contributed an additional increase of $0.2 million. Gross profit as a percentage of net sales decreased 4.0% from 22.5% to 18.5% primarily as a result of margins realized at the acquired companies being lower than the margins the Company has historically realized.

S G & A Expenses. S G & A expenses increased $3.1 million, or 148.5%, to $5.2 million in the 1998 period from $2.1 million in the 1997 period, primarily due to the Somomeca ($1.4 million) and Hanning ($1.2 million) acquisitions.

Management Fees. Management fees remained stable at $0.4 million for the second quarter of 1998 and 1997.

Operating Income. Operating income increased $2.3 million, or 60.3%, to $6.1 million in the 1998 period from $3.8 million in the 1997 period, due primarily to the acquisitions mentioned above.

Interest Expense. Interest expense increased $1.9 million, or 253.3%, to $2.6 million in the second quarter of 1998 from $0.8 million in the 1997 second quarter primarily due to the increase in debt acquired in connection with the Hanning and Somomeca acquisitions mentioned above.

Provision for Income Taxes. Provision for income taxes in 1998 represents foreign income taxes recorded in connection with the new corporate subsidiaries in France, Portugal, Germany and the United Kingdom. Prior to the acquisition of foreign subsidiaries no provision for income taxes was made on the Consolidated Financial Statements as the Company's partnership tax status allowed for the earnings of the company to be taxed on the tax returns of the Partners.

Extraordinary Loss. The extraordinary loss represents the write-off of unamortized fees incurred in connection with debt which was repaid with the proceeds of the Senior Subordinated Debt.

Net Income. Net income decreased $1.6 million, or 57.1%, to $1.2 million in the 1998 second quarter from $2.8 million in the second quarter of 1997, as a result of the items listed above.

Liquidity and Capital Resources

         The Company's liquidity requirements consist primarily of working capital needs and capital expenditures, required payments of principal and interest on any borrowings under its credit facility and required payments of interest on its 11 3/4 Senior Notes due 2004 and its 10 1/2 Senior Subordinated Notes due 2008.

         Proceeds from the issuance of long term debt of $188.7 million were used to extinguish existing bank debt of $106.2 million, purchase Somomeca ($11.8 million), purchase Anchor ($6.5 million) and to purchase Gemini Plastic Services, Inc. ($10.0 million). Capital expenditures for the period ended July 4, 1998 increased $5.5 million from the same period in 1997, primarily due to the funding of construction of the Company's facility in Rochester, New York. Cash provided form operating activities increased by $1.3 million in 1998 primarily as a result of the Hanning and Somomeca acquisitions.

Inflation and Changing Prices

     The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins and nylon, the Company's principal raw materials, are generally passed through to customers, such changes historically have not, and in the future are not expected to have a material effect on the Company's gross profit.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits.

                  None.

                  (b) Reports on Form 8-K.

                  Form 8-K filed on April 2, 1998, reporting under Item 1; no financial statements were filed.

                  Form 8-K filed on June 12, 1998, reporting under Item 5; no financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 21, 1998                         MOLL INDUSTRIES, INC.


                                               By: /s/ Phyllis C. Best
                                                   ----------------------------
                                                   Phyllis C. Best
                                                        Chief Financial Officer


                                               ANCHOR HOLDINGS, INC.


                                               By: /s/ Phyllis C. Best
                                                   ----------------------------
                                                   Phyllis C. Best
                                                        Chief Financial Officer