Form 10-Q
period 1998-10-03
MOLL INDUSTRIES INC; ANCHOR HOLDINGS INC
filed 1998-11-17
CIK 1030452, 1030451

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended October 3, 1998

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


                        1111 Northshore Drive, Suite 600
                            Knoxville, TN 37919-4048
                    (Address of Principal Executive Offices)
                                   (Zip Code)


Registrants' Telephone Number, Including Area Code      (423) 450-5300


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

         Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

      Date                       Class                       Outstanding Shares
      ----                       -----                       ------------------
November 13, 1998       Anchor Holdings, Inc.
                        Common Stock, $.01 par value             1,551,218

November 13, 1998       Moll Industries, Inc.
                        Common Stock, $.01 par value                100

Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.

================================================================================

                 MOLL INDUSTRIES, INC. AND ANCHOR HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Introduction                                                                 1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                            2

             Consolidated Balance Sheets at October 3, 1998                  2
             and December 31, 1997

             Consolidated Statements of Operations for
             the Thirteen and Thirty-nine Weeks Ended October 3, 1998
             and September 30, 1997                                          3

             Consolidated Statements of Comprehensive Income for
             the Thirteen and Thirty-nine Weeks Ended October 3, 1998
             and September 30, 1997                                          4

             Consolidated Statements of Cash Flows
             for the Thirteen and Thirty-nine Weeks Ended
             October 3, 1998 and September 30, 1997                         5-6

             Notes to Consolidated Financial Statements                    7-10


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                     14


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               15
Item 2.      Changes in Securities and Use of Proceeds                       15
Item 3.      Defaults Upon Senior Securities                                 15
Item 4.      Submission of Matters to a Vote of Security Holders             15
Item 5.      Other Information                                               15
Item 6.      Exhibits and Reports on Form 8-K                                15

Signatures                                                                   16

Introduction

     Moll Industries, Inc. (the "Company"), is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. Anchor Holdings, Inc. ("Holdings") does not have any material operations or assets other than ownership of all the capital stock of the Company. The Company was formed through the merger (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"). The Merger was structured with the owners of Moll contributing their interests in Moll to AMM Holdings, Inc. ("AMM Holdings") in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings, and ultimately to Anchor. Moll was then merged with Anchor, with Anchor surviving the Merger and changing its name to "Moll Industries, Inc." As part of the Merger, the Company assumed all the assets of Moll. Such assets included all the equity interests in Moll's foreign subsidiaries, which operate in France, Germany, the United Kingdom and Portugal. As a result of the Merger, all the U.S. operating assets of Moll and Anchor are held by the Company. As the successor corporation in the Merger, the Company also assumed the debt and other obligations of Anchor and Moll. See note 1 to the Notes to Consolidated Financial Statements for a description of the Merger and the accounting treatment thereof.

     Concurrently with the Merger, the Company also issued $130,000,000 aggregate principal amount of its 10 1/2% Senior Subordinated Notes due 2008 pursuant to an offering which was exempt from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. Holdings is the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004 (the "Senior Notes") originally issued by Anchor.

     The structure of the Company following the Merger is as indicated in the table below:

                           ---------------------------
                               AMM Holdings, Inc.
                           ---------------------------
                                       |
                                       |
                                       |
                                       |
                           ---------------------------
                             Anchor Holdings, Inc.
                           ---------------------------
                                       |
                                       |
                                       |
                                       |
                           ---------------------------
                             Moll Industries, Inc.
                           ---------------------------
                                       |
                                       |
                                       |
                                       |
    ------------------------------------------------------------------
    |                |                 |               |              |
    |                |                 |               |              |
    |                |                 |               |              |
    |                |                 |               |           Anchor
Cepillos De   Moll Industries         Moll            Moll        Advanced
 Matamoros       Paderborn        Industries UK,     France    Products Foreign
S.A. de C.V.     GmbH & Co.         Limited           SARL          Sales
                                                                 Corporation
--------------------------------------------------------------------------------


     Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                           Consolidated Balance Sheets
                          (in thousands and unaudited)


                                                                             October 3,      December 31,
                                                                               1998             1997
                                                                               ----             ----
                                     ASSETS

Current Assets:
   Cash                                                                      $ 19,972          $ 1,729
   Accounts receivable, net of reserves for doubtful accounts
     of $1,808 and $579, respectively                                          72,860           22,484
   Inventories, net                                                            44,082           15,580
   Deposits on tooling                                                          8,219            6,877
   Equipment held for sale                                                         --              417
   Other current assets                                                         9,465              392
                                                                             --------          -------
     Total current assets                                                     154,598           47,479
Property, Plant and Equipment, net                                            123,039           35,418
Receivable from Affiliates                                                        390              465
Goodwill, net                                                                  40,661               --
Other Intangible and Non-current Assets, net                                   21,820            3,563
                                                                             --------          -------
       Total assets                                                          $340,508          $86,925
                                                                             ========          =======

                             LIABILITIES AND EQUITY

Current Liabilities:
   Checks drawn in excess of cash on deposit                                 $    989         $    143
   Customer deposits on tooling                                                 6,160            7,412
   Current portion of other long-term obligations                               7,448            5,059
   Accounts payable                                                            33,260           16,588
   Accrued liabilities                                                         28,602            5,506
                                                                             --------          -------
     Total current liabilities                                                 76,459           34,708
                                                                             --------          -------
Notes Payable                                                                 230,000               --
                                                                             --------          -------
Other Long-term Obligations, net of current portion                            16,079           42,873
                                                                             --------          -------
Deferred Income Taxes                                                           7,918               10
                                                                             --------          -------
Other Non-current Liabilities                                                   6,951            1,157
                                                                             --------          -------
Commitments and Contingencies                                                      --               --
                                                                             --------          -------
Minority Interest                                                                  --            2,213
                                                                             --------          -------
Equity:
   Partners' Capital                                                               --            5,962
   Common stock ($.01 par value, 2,000 shares authorized,
     1,551 shares issued and outstanding)                                          15               --
   Additional contributed capital                                               2,372               --
   Retained earnings                                                           (2,167)              --
   Accumulated other comprehensive income                                       2,881               2
                                                                             --------          -------
     Total equity                                                               3,101            5,964
                                                                             --------          -------
       Total liabilities and equity                                          $340,508          $86,925
                                                                             ========          =======


     See accompanying notes to consolidated financial statements (unaudited).

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                      Consolidated Statements of Operations
                          (in thousands and unaudited)


                                                 Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                              --------------------------      --------------------------
                                             October 3,       September 30,    October 3,    September 30,
                                                1998             1997            1998            1997
                                                ----             ----            ----            ----
Net sales                                     $98,416          $31,494         $221,585        $85,248

Cost of goods sold                             86,778           27,164          188,874         69,031
                                              -------          -------         --------        -------

Gross profit                                   11,638            4,330           32,711         16,217

Selling, general and administrative
  expense                                       8,274            2,250           17,861          6,428

Management and consulting fee to related
  parties                                        (291)             413              907          1,254
                                              -------          -------         --------        -------

Operating income                                3,655            1,667           13,943          8,535

Other expense:
   Interest expense, net                        6,806            1,040           11,785          2,463
   Other, net                                    (597)             841              180          1,331
                                              -------          -------         --------        -------
                                                6,209            1,881           11,965          3,794

Income (loss) before income taxes and
extraordinary item                             (2,554)            (214)           1,978          4,741

Provision (benefit) for income taxes             (387)              --              358             --
                                              -------          -------         --------        -------

Income (loss) before extraordinary item        (2,167)            (214)           1,620          4,741

Extraordinary item - loss on early
extinguishment of debt                             --               --            1,971             --
                                              -------          -------         --------        -------

Net income (loss)                             $(2,167)          $ (214)        $   (351)       $ 4,741
                                              =======          =======         ========        =======

Earnings (loss) per share before
  extraordinary item                          $ (1.40)         $  (.14)        $   1.04        $  3.06
                                              =======          =======         ========        =======

Earnings (loss) per share                     $ (1.40)         $  (.14)        $   (.23)       $  3.06
                                              =======          =======         ========        =======

Weighted average common shares
outstanding                                     1,551            1,551            1,551          1,551
                                              =======          =======         ========        =======
Pro Forma Information:
   Provision (Benefit) for Income Taxes       $  (387)         $   109         $    412        $ 1,992
                                              =======          =======         ========        =======
   Net income (loss)                          $(2,167)         $  (323)        $   (405)       $ 2,749
                                              =======          =======         ========        =======


    See accompanying notes to consolidated financial statements (unaudited).

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                 Consolidated Statements of Comprehensive Income
                          (in thousands and unaudited)


                                                 Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                              --------------------------      --------------------------
                                              October 3,      September 30,   October 3,     September 30,
                                                1998             1997           1998             1997
                                                ----             ----           ----             ----
Net Income (loss)                            $(2,167)           $(214)         $ (351)         $4,741

Other Comprehensive Income:
   Foreign currency translation
     adjustment                                3,326               (6)          3,206             (74)
                                              ------           ------          ------          ------

Comprehensive Income                          $1,159           $ (220)         $2,855          $4,667
                                              ======           ======          ======          ======


    See accompanying notes to consolidated financial statements (unaudited).

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                      Consolidated Statements of Cash Flows
                          (in thousands and unaudited)


                                                        Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                    ----------------------------       ----------------------------
                                                    October 3,         September 30,   October 3,        September 30,
                                                       1998               1997           1998               1997
                                                       ----               ----           ----               ----
Cash Flows from Operating Activities:
   Net income (loss)                                 $ (2,167)           $  (214)       $  (351)           $ 4,741
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and amortization                    4,704              1,514          9,790              3,871
       Loss on early extinguishment of debt                --                 --          1,971                 --
       Gain on disposal of fixed assets                     2                (31)          (132)              (100)
       Deferred income taxes                            1,067                 --          1,266                 --
       Minority interest in subsidiary income              --                 --            239                398
       Changes in assets and liabilities, net
        of assets purchased and liabilities
        assumed:
         Accounts receivable                           (6,120)               (45)       (11,193)            (8,520)
         Receivable from affiliates                        --                 --             74                 --
         Inventories                                      395                 39           (196)              (540)
         Other current assets                            (475)               300         (1,438)                 2
         Deposits on tooling                              (86)             1,132          1,211              1,499
         Other assets                                  (1,374)              (332)        (2,674)               (83)
         Accounts payable                               5,044                330          3,673              1,884
         Accrued liabilities                           (1,361)              (331)         1,420                647
         Customer deposits on tooling                   1,055             (2,150)        (1,400)            (2,235)
         Checks drawn in excess of cash on
           deposit                                       (304)              (401)           846               (282)
                                                     --------            -------       --------            -------
             Total adjustments                          2,547                 25          3,457             (3,459)
                                                     --------            -------       --------            -------
         Net cash provided by operating
           activities                                     380               (189)         3,106              1,282
                                                     --------            -------       --------            -------

Cash Flows from Investing Activities:
   Capital expenditures                                (5,167)            (1,515)       (12,150)            (2,961)
   Proceeds on disposal of fixed assets                    48                 69            601                169
   Purchase of Hanning                                     --             (7,182)            --             (7,182)
   Purchase of Somomeca                                    --                 --        (11,737)                --
   Purchase of Anchor                                    (328)                --           (328)                --
   Purchase of Gemini                                      --                 --         (9,954)                --
                                                     --------            -------       --------            -------
       Net cash used in investing activities           (5,447)            (8,628)       (33,568)            (9,974)
                                                     --------            -------       --------            -------


                                   (continued)

           Anchor Holdings, Inc. and Subsidiary, Moll Industries, Inc.
                      Consolidated Statements of Cash Flows
                          (in thousands and unaudited)


                                                         Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                                    ------------------------------           --------------------------
                                                    October 3,           September 30,       October 3,      September 30,
                                                      1998                  1997               1998             1997
                                                      ----                  ----               ----             ----
Cash Flows from Financing Activities:
   Net proceeds from (payments on)
     revolving loan facility                       $      --              $3,625            $ (22,161)       $ 7,579
   Proceeds from issuance of long-term
     obligations                                          --               7,532              187,218          8,764
   Principal payments on long-term
     obligations                                      (4,573)               (927)            (105,604)        (3,506)
   Financing costs                                      (420)                 --               (7,950)            --
   Capital contribution from parent                       --                  --                2,000             --
   Distributions                                          --              (1,490)              (4,795)        (3,321)
   Distributions to minority partners of
     Reliance                                             --                  --                 (643)            (4)
                                                   ---------             -------            ---------        -------
       Net cash provided by (used in)
         financing activities                         (4,993)              8,740               48,065          9,512
                                                   ---------             -------            ---------        -------

Effect of Exchange Rate Changes in Cash                  364                  26                  640             13
                                                   ---------             -------            ---------        -------

Net Change in Cash                                    (9,696)                (51)              18,243            833

Balance at Beginning of Period                        29,668               1,762                1,729            878
                                                   ---------             -------            ---------        -------

Balance at End of Period                           $  19,972              $1,711            $  19,972        $ 1,711
                                                   =========             =======            =========        =======

Supplemental Cash Flow Information:
   Cash paid for interest                          $   6,104              $  895            $  10,778        $ 2,591
                                                   =========             =======            =========        =======
   Cash paid for taxes                             $      92              $   --            $     259        $    --
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


    See accompanying notes to consolidated financial statements (unaudited).

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

         Current assets                                  $  40,395
         Property, plant and equipment                      56,122
         Goodwill                                           22,527
         Other assets                                        9,563
         Current liabilities                               (13,304)
         Notes payable                                    (100,000)
         Other non-current liabilities                     (15,303)

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

In connection with the Merger, Moll changed its financial reporting period from one based on calendar month ends to four thirteen week periods. As a result, Moll changed its third quarter period end from September 30 to October 3.

Earnings per share for all periods presented have been computed on a basis assuming the number of common shares outstanding subsequent to the Merger were outstanding for all periods presented. There are no potentially dilutive securities currently outstanding.

Recent Accounting Pronouncements

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. The Statement is effective for periods beginning after June 15, 1999. The Company is evaluating SFAS No. 133 to determine the impact, if any, on its reporting and disclosure requirements.

3.   Acquisitions

Effective June 26, 1998, the Company acquired the stock of Gemini Plastic Services, Inc. ("Gemini") for cash of $10,186. Gemini was merged into the Company immediately subsequent to the acquisition. The acquisition has been accounted for using the purchase method with the purchase price allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

          Current assets                             $ 4,384
          Property, plant and equipment                4,571
          Goodwill                                     6,677
          Other assets                                    23
          Current liabilities                         (2,818)
          Non-current liabilities                     (2,651)
                                                     --------
                                                     $10,186
                                                     ========

Effective January 8, 1998, the Company acquired Somomeca Industries, Inc. ("Somomeca"). In April 1998, the Company entered into an agreement with the former owners of Somomeca under which the former owners will receive additional consideration of 9,000 French Francs in lieu of consideration for the operating results of Somomeca for the twelve months ended August 31, 1998 as required per the purchase agreement. The additional consideration is payable in three equal installments, the first of which was paid on August 31, 1998 and the remaining payments being due on January 31, 1999 and 2000. The additional consideration has been reflected as goodwill in the accompanying October 3, 1998 consolidated balance sheet. Total cash consideration, including the additional consideration and expenses was $15,988.

Effective August 8, 1997, the Company acquired the Hanning Companies ("Hanning"), a group of companies which had previously been under common control for total cash consideration, including expenses, of $10,482.

An evaluation of the assets acquired and liabilities assumed is in process. Upon completion of the evaluation, net additions or reductions, if any, in the fair values currently assigned will result in a corresponding change in goodwill.

4.   Distribution of Interest in Reliance Products, L.P.

Effective immediately prior to the Merger discussed in Note 1, Moll distributed its interest in Reliance Products, L.P. ("Reliance") to its owners. The total amount of such distribution was $3,135.

5.   Notes Payable

On June 26, 1998, the Company issued $130,000 of 10 1/2% Senior Subordinated Notes due in 2008. These notes are unsecured and subordinate to substantially all of the Company's indebtedness. The proceeds of these notes were used primarily to repay existing indebtedness, acquire Gemini and fund other corporate purposes.

In conjunction with the Merger, the Company assumed $100,000 of 11 3/4% Senior Notes due 2004 originally issued by Anchor. These notes are unsecured but are guaranteed by Holdings and certain subsidiaries of the Company.

6.   Taxes

Effective June 26, 1998, the Company became a taxable entity. Prior to June 26, 1998, the Company was a partnership; accordingly, the earnings of the Company, including the earnings of foreign subsidiaries attributable to the Company for United States tax purposes, were included in the tax returns of the partners. Therefore, the consolidated financial statements prior to June 26, 1998 contain no provision for federal or state income taxes related to these earnings.

Certain of the Company's foreign subsidiaries and, subsequent to June 26, 1998, the Company are taxable entities. The Company has accounted for income taxes for taxable entities using the liability method which requires recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or income tax returns.

Included in the accompanying consolidated statements of operations is a pro forma tax provision which was calculated as if the Company, including all of its subsidiaries, were taxable for the entire period presented.

7.   Summarized Financial Information of Subsidiaries

The Company's subsidiaries, which have guaranteed the debt, are each wholly-owned subsidiaries of the Company. Each of the subsidiaries has guaranteed the $100,000 of 11 3/4% Senior Notes due 2004 issued by Anchor and assumed by the Company in the Merger. As such, these entities are subject to the reporting requirements under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Combined financial information relating to these entities since the date of their acquisition is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes of the consolidated financial statements of the Company. Summarized combined financial information for the Company's subsidiaries is as follows:

                                                Thirteen         Thirty-nine
                                               Weeks Ended       Weeks Ended
                                             October 3, 1998    October 3, 1998
                                             ---------------    ---------------
Statement of Income Data:
Net sales                                       $31,925           $93,781
Gross margin                                      3,433            11,803
Income from operations                              974             4,611
Net income (loss)                                   746               328

                                               October 3,         December 31,
                                                  1998               1997
                                                  ----               ----
Balance Sheet Data:
Current assets                                  $ 61,774           $ 9,528
Total assets                                     110,356            17,591
Current liabilities                               43,280            19,054
Total liabilities                                106,741            19,089
Deficit                                            3,615           (1,498)

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

Information with respect to the accumulated other comprehensive income balance is as follows:


                                                 Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                              --------------------------        --------------------------
                                             October 3,      September 30,    October 3,       September 30,
                                               1998             1997             1998              1997
                                               ----             ----             ----              ----
Beginning balance                            $ (445)            $(68)            $    2            $ --

Current period change in foreign
  currency translation                        3,326               (6)             3,206             (74)

Accumulated foreign currency
  translation associated with
  distributed interest                           --               --                194              --

Deferred compensation assumed in Merger          --               --               (521)             --
                                             ------             ----             ------            ----
                                             $2,881             $(74)            $2,881            $(74)
                                             ======             ====             ======            ====


9.  Pro Forma Financial Information

The following unaudited pro forma statement of operations data gives effect to the Merger and the acquisition of Gemini as if they had occurred at the beginning of the respective periods.


                                                            Thirteen         Thirty-nine
                                                           Weeks Ended       Weeks Ended
                                                         October 3, 1998    October 3, 1998
                                                         ----------------   ---------------
Net sales                                                   $98,416            $296,254
Operating income                                              5,059              16,091
Loss before taxes and extraordinary item                     (1,151)             (4,517)

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

     The Company was formed through the merger of two leading plastic injection molders, Moll and Anchor, which were each controlled by Mr. George Votis. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Mr. Votis acquired Moll's predecessor in 1989 and has since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $232.4 million in 1997 on a pro forma basis, excluding the acquisition of Anchor. Such acquisitions included the acquisition in August 1997 of Hanning, a leading supplier of injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, which had 1997 revenues of $49.6 million, and the acquisition in January 1998 of Somomeca, a French injection molder which had 1997 revenues of $88.5 million. In March 1998, Mr. Votis acquired Anchor, which had 1997 revenues of $161.2 million. See Note 1 to the interim consolidated Financial Statements included in Item 1 as to the accounting treatment of the Merger.

     The Company continues to integrate the businesses which were merged. This includes the pursuit of global opportunities with customers previously served by each individual company, identification of core competencies the Company should focus on to meet its strategies, modification of the cost structure within businesses which are becoming more competitive (particularly the brush business) and implementation of an integrated management information system.

     Certain of the Company's operating data for the Thirteen and Thirty-nine weeks ended October 3, 1998 and September 30, 1997 are set forth below as percentages of net sales:


                                    13 Weeks Ended           39 Weeks Ended
                                October 3, September 30,  October 3, September 30,
                                  1998         1997         1998       1997
                                  ----         ----         ----       ----
Net Sales                        100.0%       100.0%       100.0%     100.0%

Gross Profit                      11.8%        13.8%        14.8%      19.0%

Selling, G&A                       8.1%         8.5%         8.5%       9.0%

Operating Income                   3.7%         5.3%         6.3%      10.0%

Other (Income)/Expense            (0.6)%        2.7%          --        1.6%

Net Interest (Income)/Expense      6.9%         3.3%         5.3%       2.9%

Income Taxes (Benefit)            (0.4)%         --          0.2%        --

Extraordinary Item                  --           --          0.9%        --

Net Income (Loss)                 (2.2)%       (0.7)%       (0.1)%      5.5%

Results of Operations

Thirty-nine weeks ended October 3, 1998 compared to Thirty-nine weeks ended September 30, 1997

Net Sales: Net sales for the thirty-nine weeks ended October 3, 1998 increased $136.4 million, or 160%, to $221.6 million from $85.2 million for the thirty-nine weeks ended September 30, 1997, due primarily to the Hanning acquisition ($30.1 million), the Somomeca acquisition ($65.1 million), the Anchor acquisition ($36.6 million) and the Gemini acquisition ($4.1 million). These increases were offset by a $3 million reduction in sales due to the divestiture of Reliance. Net sales for the remaining facilities increased $4.2 million in the period due to increased sales to existing customers.

Gross Profit: Gross profit for the first thirty-nine weeks of 1998 increased $16.5 million, or 102%, to $32.7 million from $16.2 million for the corresponding period in 1997 due primarily to the Hanning ($2.5 million), Somomeca ($9.4 million) and Anchor ($4.2 million) acquisitions. These increases were partially offset by a $0.2 million gross loss at Gemini and a $0.7 million decrease in gross profit due to the divestiture of Reliance in June 1998. Within the Company's historical business, gross profit increased $1.3 million due to increased sales which were partially offset by a decline in the plastic molding industry in the northwest United States.

SG & A Expenses: SG & A expenses increased $11.1 million, or 144%, in the first thirty-nine weeks of 1998 to $18.8 million from $7.7 million in the 1997 period due primarily to the Hanning ($1.9 million), Somomeca ($3.9 million), Anchor ($4.7 million) and Gemini ($1.0 million) acquisitions.

Operating Income: Operating income increased $5.4 million, or 64%, in the first thirty-nine weeks of 1998 to $13.9 million from $8.5 million in the corresponding nine months of 1997 due primarily to the Somomeca ($4.8 million) acquisition offset by the acquisition of Gemini ($0.5 million). The pre merger domestic facilities of the Company increased operating earnings $1.4 million in the period due to the increased sales to existing customers and the reduction in management fees beginning in the third quarter of 1998.

Interest Expense: Interest expense increased $9.3 million for the thirty-nine weeks ended October 3, 1998 to $11.8 million from $2.5 million for the corresponding portion of 1997, due primarily to the increased long term debt associated with the acquisitions discussed above.

Provision for Income Taxes: For the thirty-nine weeks ended October 3, 1998 a provision of $0.4 million has been made for income taxes. Prior period Consolidated Financial Statements for the Company had no provision for income taxes due to the Company's Partnership tax status which allowed the income to be reported on the tax returns of the partners rather than the Company. As part of the Anchor acquisition the Company became a taxable entity and the Hanning and Somomeca acquisitions resulted in taxable entities in Germany, the United Kingdom, France and Portugal.

Extraordinary Loss: Extraordinary loss from extinguishment of debt of $2.0 million represents unamortized fees incurred in connection with debt which was repaid with the proceeds of the Senior Subordinated Debt.

Net Income: Net income for the first thirty-nine weeks of 1998 decreased $5.1 million to a loss of $0.4 million from income of $4.7 million for the 1997 period as a result of the items listed above.

Thirteen Weeks ended October 3, 1998 compared to the
Thirteen Weeks ended September 30, 1997

Net Sales: Net sales for the thirteen weeks ended October 3, 1998 increased $66.9 million, or 212%, to $98.4 million from $31.5 million for the thirteen weeks ended September 30, 1997, due primarily to the Anchor acquisition ($36.6 million), the Somomeca acquisition ($21.7 million), the Hanning acquisition ($6.3 million) and the Gemini acquisition ($4.1 million). A decrease of $4.2 million was due to the exclusion of Reliance while the remaining facilities recorded an increase of $3.1 million due to increased sales to existing customers.

Gross Profit: Gross profit for the thirteen weeks ended October 3, 1998 increased $7.4 million, or 183%, to $11.6 million from $4.3 million for the 1997 period, due primarily to the acquisitions of Anchor ($4.2 million), Somomeca ($2.8 million) and Hanning ($1.0 million). The exclusion of Reliance Products Limited Partnership reduced gross profit by $0.8 million. Within the Company's historical business, gross profit increased to $0.2 million due to the increased sales which were partially offset by a decline in the plastic molding industry in the northwest United States.

SG & A Expenses: SG & A expenses for the thirteen weeks of 1998 increased $5.3 million, or 232%, to $8.0 million from $2.7 million for the corresponding period in 1997, due primarily to the Anchor ($4.0 million), Somomeca ($1.2 million) and Hanning ($1.1 million) acquisitions.

Operating Income: Operating income for the thirteen weeks ended October 3, 1998 increased $2.0 million, or 118%, to $3.7 million from $1.7 million for the corresponding 1997 period, due primarily to the acquisition discussed above and the reduction in management fees beginning in the third quarter of 1998.

Interest Expense: Interest expense for the thirteen weeks ended October 3, 1998 increased $5.8 million, or 582%, to $6.8 million from $1.0 million in the 1997 period, due primarily to the increase in debt incurred and assumed to finance the acquisitions described above. The debt incurred for these acquisitions was liquidated with the issuance of the Senior Subordinated Notes.

Provision for Income Taxes: For the thirteen weeks ended October 3, 1998 a provision for tax benefit of $0.4 million has been provided. Previously the Company's partnership tax status allowed the income to be taxed on the returns of the Partners and therefore no Provision for Income Taxes was shown on the Consolidated Financial Statements of the Company. The Somomeca and Hanning acquisitions resulted in separate taxable entities in France, Portugal, Germany and the United Kingdom. Additionally, with the Anchor acquisition the Company's tax status changed from a Partnership to a separate taxable entity in the United States.

Net Income: Net income for the thirteen weeks ended October 3, 1998 decreased $2.0 million to a loss of $2.2 million from $0.2 million for the corresponding period in 1997, as a result of the items listed above.


Liquidity and Capital Resources

         The Company's liquidity requirements consist primarily of working capital needs and capital expenditures, and required payments of interest on its 11 3/4% Senior Notes due 2004 and its 10 1/2% Senior Subordinated Notes due 2008.

         Proceeds from the issuance of long term debt of $187.2 million were used to extinguish existing bank debt of $123.2 million, purchase Somomeca ($11.8 million), and to purchase Gemini ($10.0 million). There has been no activity on the Company's revolving line of credit. Capital expenditures for the period ended October 3, 1998 increased $7.0 million from the same period in 1997, primarily due to the funding of construction of the Company's facility in Rochester, New York. Cash provided from operating activities increased by $1.8 million in 1998 primarily as a result of the Hanning and Somomeca acquisitions.

Inflation and Changing Prices

     The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins and nylon, the Company's principal raw materials, are generally passed through to customers, such changes historically have not, and in the future are not expected to have a material effect on the Company's gross profit.

Year 2000

     Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management.

     The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems and external parties. Information technology includes telecommunications, as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in plant operations. External parties include any third party with which the Company does business.

     In the information technology area, inventory and assessment audits in the mainframe and midrange environment were completed in third quarter 1998 with corrective action scheduled for completion by the fourth quarter 1998, except for business application software which is expected to be completed by the second quarter 1999. Inventory and assessment audits for telecommunications were completed in third quarter 1998 with corrective action expected to be completed by the second quarter 1999. Finally, inventory and assessment audits in the desktop environment were completed in third quarter 1998, with corrective action expected to be completed by the third quarter 1999. The companies located in Europe will begin installing systems in the fourth quarter 1998 that will be Year 2000 ready.

     In the plant systems area, 75% of the Company's business units have completed their inventory and assessment audits; the remaining units are expected to complete this work by the fourth quarter 1998. The Company is relying on vendor testing and certification with validation through limited internal testing and/or industry test results. Downtime for normally scheduled plant maintenance will be used to conduct testing, with corrective action expected to be completed by the second quarter 1999.

     With respect to external parties, 65% of the Company's business units have completed their inventory audit of critical external parties. The remaining business units are expected to complete this work by the fourth quarter 1998. Risk assessment is expected to be complete by the fourth quarter 1998, and monitoring of risk in this area will continue into 1999, as many external parties will not have completed their work.

     The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being managed within each business unit. The total cost for the Company's Year 2000 work is estimated to be $2 million. 1997 costs were $500,000, and 1998 costs through September 1998 were $300,000. Costs exclude expenditures for replacement systems, which were previously scheduled.

     There is still uncertainty around the scope of the Year 2000 issue. At this time the Company cannot quantify the potential impact of these failures. There can be no assurance that there will not be a delay in, or increased costs associated with, the Company's efforts to address the Year 2000 issue, and the Company's inability to implement the necessary changes could have an adverse effect on the Company. The Company's Year 2000 program and contingency plans are being developed to address issues within the Company's control. The program minimizes but does not eliminate the issues of external parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

     None.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Change in Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits.

                  None.

                  (b) Reports on Form 8-K.

                  Form 8-K filed on July 10, 1998, reporting under Items 2, 4 and 5; no financial statements were filed.

                  Amendment No. 1 to Form 8-K filed on August 18, 1998, reporting under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 17, 1998                       MOLL INDUSTRIES, INC.


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