Form 10-Q
period 1999-04-03
MOLL INDUSTRIES INC; ANCHOR HOLDINGS INC
filed 1999-05-18
CIK 1030452, 1030451

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended April 3, 1999

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

                                   ANCHOR HOLDINGS, INC.
                  Exact Name of Registrant as Specified in its Charter)


         Delaware                                         62-1427775
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                             Tyson Place, Suite 200
                               2607 Kingston Pike
                            Knoxville, TN 37919-4048
                    (Address of Principal Executive Offices)
                                   (Zip Code)

Registrant's Telephone Number, Including Area Code:    (423) 329-5300

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         DATE                        CLASS                  OUTSTANDING SHARES
   May 15, 1999              Anchor Holdings, Inc.
                         Common Stock, $.01 par value            1,551,218

   May 15, 1999                Moll Industries, Inc.
                         Common Stock, $.01 par value               100

Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is awholly-owned subsidiary of AMM Holdings, Inc.
-------------------------------------------------------------------------------


                  MOLL INDUSTRIES, INC. AND ANCHOR HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
Introduction................................................................1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................3

             Consolidated Balance Sheets at April 3, 1999
              and December 31, 1998.........................................4

             Consolidated Statements of Operations for
             the Thirteen Weeks Ended April 3, 1999
             and March 31, 1998.............................................5

             Consolidated Statements of Comprehensive Income for
             the Thirteen Weeks Ended April 3, 1999
             and March 31, 1998.............................................

             Consolidated Statements of Cash Flows
             for the Thirteen Weeks Ended April 3, 1999
             and March 31, 1998.............................................7

             Notes to Consolidated Financial Statements...................8-12


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................13

Item 3.      Quantitative and Qualitative Disclosures about Market Risks...19


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................20

Signatures..................................................................21


INTRODUCTION

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

         The Company was formed through the merger in 1998 (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. George Votis. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Anchor survived the Merger and changed its name to "Moll Industries, Inc." Mr. Votis acquired Moll's predecessor in 1989 and has since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $223.5 million in 1998 on a pro forma basis. Such acquisitions included the acquisition in August 1997 of a group of companies that had previously been under common ownership ("Hanning") which supplies injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, and the acquisition in January 1998 of Somomeca Industries S.A.R.L. and its subsidiaries ("Somomeca"), a French injection molder. In March 1998, Mr. Votis acquired Anchor, which began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline. In June 1998, the Company acquired Gemini Plastic Services, Inc. ("Gemini"). In addition to the Merger and the acquisition of Gemini, in June 1998, the Company also consummated an offering (the "Offering") of up to $130,000,000 of its 10 1/2% Senior Subordinated Notes due 2008 (the "Notes") pursuant to an offering which was exempt from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. Holdings is the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004 (the "Senior Notes") issued by Anchor prior to the Merger.

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

------------------------------------------------------------------------------|
 |                   |                  |                    |                |
Cepillos De    Moll Industries   Moll Industries UK,  Moll France SARL   Anchor Advanced
Matamoros         Paderborn           Limited                          Products Foreign
S.A. de C.V.      GmbH & Co.                                           Sales Corporation


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

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                                    ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                                                    CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except per share information, and unaudited)
                                                                                        April 3,       December 31,
                                                                                          1999             1998
                                                                                     ------------   ---------------
                                               ASSETS
                  CURRENT ASSETS:
                    Cash and cash equivalents....................................    $     11,708   $       14,396
                    Short-term investments.......................................              --            3,763
                    Accounts receivable, net of reserves for doubtful accounts of
                       $1,667 and $1,214, respectively...........................          82,863           70,872
                    Inventories, net.............................................          35,868           38,926
                    Deposits on tooling..........................................          13,163           11,051
                    Property, plant and equipment held for sale..................              --            1,429
                    Other current assets.........................................           1,830            1,812
                                                                                     ------------   ---------------
                            Total current assets.................................         145,432          142,249
                                                                                     ------------   ---------------
                  PROPERTY, PLANT AND EQUIPMENT:
                    Land.........................................................           3,509            3,876
                    Buildings....................................................          40,937           39,100
                    Machinery and equipment......................................         111,197          114,737
                    Less: accumulated depreciation...............................         (24,450)         (26,814)
                                                                                     ------------   ---------------
                       Property, plant and equipment, net........................         131,193          130,899
                                                                                     ------------   ---------------
                  GOODWILL, net..................................................          39,954           40,874
                                                                                     ------------   ---------------
                  INTANGIBLE AND OTHER ASSETS, net...............................          17,623           18,178
                                                                                     ------------   ---------------
                            Total assets.........................................    $    334,202   $      332,200
                                                                                     ------------   ---------------
                                                                                     ------------   ---------------
                                       LIABILITIES AND DEFICIT
                  CURRENT LIABILITIES:
                    Current portion of long-term obligations.....................    $     16,501   $        8,228
                    Short-term borrowings........................................             455            1,710
                    Accounts payable.............................................          46,663           37,037
                    Accrued liabilities..........................................          18,891           27,270
                    Deferred income taxes........................................              --              450
                    Deferred tooling revenue.....................................          11,944            9,083
                                                                                     ------------   ---------------
                            Total current liabilities............................          94,454           83,778
                                                                                     ------------   ---------------
                  LONG-TERM OBLIGATIONS, net of current portion..................         245,359          246,516
                                                                                     ------------   ---------------
                  DEFERRED INCOME TAXES..........................................           5,056            5,295
                                                                                     ------------   ---------------
                  OTHER NON-CURRENT LIABILITIES..................................           8,843            7,898
                                                                                     ------------   ---------------
                  COMMITMENTS AND CONTINGENCIES..................................              --               --
                                                                                     ------------   ---------------
                  DEFICIT:
                    Common stock ($.01 par value, 2,000 shares authorized, 1,551
                       shares issued and outstanding)............................              15               15
                    Additional paid in capital...................................           2,372            2,372
                    Accumulated deficit..........................................         (21,290)         (16,696)
                    Accumulated other comprehensive income.......................            (607)           3,022
                                                                                     ------------   ---------------
                            Total deficit........................................         (19,510)         (11,287)
                                                                                     ------------   ---------------
                            Total liabilities and deficit........................    $    334,202   $      332,200
                                                                                     ------------   ---------------
                                                                                     ------------   ---------------


The accompanying notes are an integral part of these consolidated balance sheets.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except per share information, and unaudited)


                                                        Thirteen Weeks Ended
                                                      -------------------------
                                                         April 3,    March 31,
                                                           1999         1998
                                                      ------------  -----------
NET SALES ...........................................   $ 101,549    $  61,453
COST OF SALES .......................................      90,752       51,698
                                                      ------------  -----------
  Gross profit ......................................      10,797        9,755
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES .......................................       8,547        4,817
MANAGEMENT AND CONSULTING FEE TO RELATED
     PARTIES ........................................          50          770
                                                      ------------  -----------

  Operating income ..................................       2,200        4,168
INTEREST EXPENSE, net ...............................       6,917        2,337
OTHER (INCOME) EXPENSE ..............................        (362)         144
MINORITY INTEREST IN INCOME OF
     SUBSIDIARY .....................................        --            237
                                                      ------------  -----------

INCOME (LOSS) BEFORE TAXES AND
     EXTRAORDINARY ITEM .............................      (4,355)       1,450
                                                      ------------  -----------
PROVISION FOR INCOME TAXES
  Current ...........................................         147         --
  Deferred ..........................................          92           93
                                                      ------------  -----------
                                                              239           93
                                                      ------------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .............      (4,594)       1,357
  Extraordinary Item - Loss on extinguishment of debt        --            736
                                                      ------------  -----------
NET INCOME (LOSS) ...................................   $  (4,594)   $     621
                                                      ------------  -----------
                                                      ------------  -----------
PRO FORMA INFORMATION

  Provision for income taxes ........................   $     239    $     560
                                                      ------------  -----------
                                                      ------------  -----------

  Net income (loss) before extraordinary item .......   $  (4,594)   $     890
                                                      ------------  -----------
                                                      ------------  -----------
  Earnings (loss) per share .........................   $   (2.96)   $     .57
                                                      ------------  -----------
                                                      ------------  -----------
  Weighted average number of shares outstanding .....       1,551        1,551
                                                      ------------  -----------
                                                      ------------  -----------



The accompanying notes are an integral part of these consolidated financial statements.

            ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (in thousands and unaudited)

                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                       April 3,       March 31,
                                                        1999           1998
                                                     -----------   ------------
NET INCOME (LOSS)................................     $ (4,594)    $       621
OTHER COMPREHENSIVE INCOME (LOSS):
  Deferred pension cost..........................          --              --
  Foreign currency translation adjustment........       (3,629)            589
                                                     -----------   ------------
COMPREHENSIVE INCOME (LOSS)......................     $ (8,223)    $     1,210
                                                     -----------   ------------
                                                     -----------   ------------




The accompanying notes are an integral part of these consolidated financial statements.
                                         6

                  ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands and unaudited)

                                                                                                 Thirteen Weeks Ended
                                                                                            ------------------------------
                                                                                               April 3,        March 31,
                                                                                                 1999             1998
                                                                                            -------------     ------------
              CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income (loss)...................................................         $     (4,594)       $   621
                Adjustments to reconcile net income (loss) to net cash
                  used in operating activities
                  Extraordinary loss................................................                   --             736
                  Depreciation and amortization.....................................                6,003           2,139
                  Loss on disposal of fixed assets..................................                   13               5
                  Deferred income taxes.............................................                   92              93
                  Minority interest in subsidiary income ...........................                   --             237
                  Changes in assets and liabilities, net of assets
                    purchased and liabilities assumed:
                    Accounts receivable.............................................              (14,833)          2,869
                    Inventories.....................................................                2,241          (1,532)
                    Other current assets............................................                 (879)           (559)
                    Deposits on tooling.............................................               (2,132)           (920)
                    Other assets....................................................                  275          (1,652)
                    Accounts payable................................................               11,184            (602)
                    Accrued liabilities.............................................               (8,769)         (3,035)
                    Deferred tooling revenue........................................                2,950             680
                    Other liabilities...............................................                  597              --
                                                                                            -------------     ------------
                       Total adjustments............................................               (3,258)         (1,541)
                                                                                            -------------     ------------
                    Net cash used in operating activities...........................               (7,852)           (920)
                                                                                            -------------     ------------
              CASH FLOWS FROM INVESTING ACTIVITIES:
                Capital expenditures................................................               (6,527)         (3,204)
                Proceeds on disposal of fixed assets................................                1,212             416
                Short-term investments..............................................                3,763              --
                Purchase of Somomeca, net of cash received..........................                   --         (11,737)
                                                                                            -------------     ------------
                    Net cash used in investing activities...........................               (1,552)        (14,525)
                                                                                            -------------     ------------
              CASH FLOWS FROM FINANCING ACTIVITIES:
                Net proceeds from (payments on) revolving loan
                  facilities........................................................               10,840          (9,803)
                Proceeds from issuance of long-term obligations.....................                  237          56,308
                Principal payments on long-term obligations.........................               (4,206)        (23,737)
                Distributions to partners...........................................                   --          (1,859)
                                                                                            -------------     ------------
                    Net cash provided by financing activities.......................                6,871          20,909
                                                                                            -------------     ------------


              EFFECT OF EXCHANGE RATE CHANGES IN
                CASH................................................................                 (155)            (52)
                                                                                            -------------     ------------
              NET CHANGE IN CASH....................................................               (2,688)          5,412
                                                                                            -------------     ------------
              BALANCE AT BEGINNING OF PERIOD........................................               14,396           1,729
                                                                                            -------------     ------------
              BALANCE AT END OF PERIOD..............................................           $   11,708         $ 7,141
                                                                                            -------------     ------------
                                                                                            -------------     ------------

              SUPPLEMENTAL CASH FLOW INFORMATION:
                Cash paid for interest..............................................           $   13,014         $ 1,446
                                                                                            -------------     ------------
                                                                                            -------------     ------------
                Cash paid for income taxes..........................................           $      210         $    --
                                                                                            -------------     ------------
                                                                                            -------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands and unaudited)
1. ORGANIZATION

    Anchor Holdings, Inc. ("Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware and is the wholly-owned subsidiary of AMM Holdings, Inc. ("AMM Holdings", formerly known as Anchor Acquisition Co.), which is not consolidated herein. Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Holdings has no operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Germany, Mexico and the United Kingdom.

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

3.  BASIS OF PRESENTATION

    The historical consolidated financial statements, through the date of the Merger, include the accounts of Moll, as it is the accounting acquiror in the Merger discussed in Note 2, and its subsidiaries. All significant results of operations of companies acquired utilizing the purchase method of accounting have been included in the consolidated financial statements since the effective dates of the respective acquisition, (Somomeca Industries, Inc.--January 8, 1998, Anchor--June 26, 1998 and Gemini Plastic Services, Inc.--June 26, 1998). The results of Reliance Products L.P. have been excluded from these consolidated financial statements since June 26, 1998 (see Note 5). All significant intercompany balances have been eliminated in consolidation.

    The quarterly financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal, recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto are read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. Results of operations in the interim periods are not necessarily indicative of results to be expected for a full year.

    In connection with the Merger, Moll changed its financial reporting period from one based on calendar month ends to four thirteen week periods. As a result, Moll changed its first quarter end from March 31 to April 3.

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

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be charged to operations as incurred. Adoption of SOP 98-5 did not have a material impact on Holdings' results of operations, financial condition or cash flows.

4.  ACQUISITIONS

Somomeca

    Effective January 8, 1998, Moll acquired the stock of Somomeca Industries, Inc. ("Somomeca"). Moll paid $13,144 in cash, agreed to pay the sellers $1,488 over two years and assumed its liabilities. Additionally, Moll incurred approximately $2,321 in expenses to complete the acquisition. The acquisition has been accounted for using the purchase method.

Gemini

    Effective June 26, 1998, the Company acquired the stock of Gemini Plastic Services, Inc. ("Gemini") for cash of $10,186 and the assumption of its liabilities. The acquisition has been accounted for using the purchase method.

    The results of operations of Somomeca and Gemini have been included in the consolidated financial statements since the effective date of each acquisition. See Note 8 for unaudited pro forma information.

5.  DISPOSITIONS

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

    In March 1999, the Company sold its Lakewood and Betta divisions. The reserves provided at December 31, 1998 were adequate for the loss incurred in the sale of the Lakewood division. Betta was sold for approximately net book value.

6.  INCOME TAXES

    Effective June 26, 1998, Moll became a taxable entity. Prior to June 26, 1998, Moll was a partnership; accordingly, the earnings of Moll, including the earnings of foreign subsidiaries attributable to Moll for United States tax purposes, were included in the tax returns of the partners. Certain of Moll's foreign subsidiaries have been taxable entities for foreign tax purposes since their inception. The Company did not recognize a tax benefit for the losses incurred in the current period due to the uncertainty of realization.

    Included in the accompanying consolidated statements of operations is a pro forma tax provision that was calculated as if Holdings, including all of its subsidiaries, was taxable for the entire period presented.

7.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

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

    Condensed consolidating financial information for Holdings for the quarter ended April 3, 1999 is as follows:

                                        Moll       Guarantor    Non-Guarantor                 Consolidated
                                     Industries   Subsidiaries   Subsidiaries   Eliminations    Balance
                                    ------------  ------------  -------------   ------------  ------------
   Balance Sheet Data:                                                                   --

   Cash...........................   $   9,506     $   2,187        $    15       $     --       $ 11,708
   Accounts Receivable............      46,330        36,418            115             --         82,863
   Inventories....................      26,459         9,409             --             --         35,868
   Other Current Assets...........      11,339         3,603             51             --         14,993
                                    ------------  ------------  -------------   ------------  ------------
             Total Current Assets.      93,634        51,617            181             --        145,432
   Fixed Assets...................      87,075        41,143          2,975             --        131,193
   Goodwill.......................      34,721         5,233             --             --         39,954
   Intercompany Receivables.......      50,336         1,197          2,556        (54,089)            --
   Other Assets...................      16,001         1,468            154             --         17,623
                                    ------------  ------------  -------------   ------------  ------------
                                     $ 281,767     $ 100,658        $ 5,866       $(54,089)      $334,202
                                    ------------  ------------  -------------   ------------  ------------
                                    ------------  ------------  -------------   ------------  ------------
   Accounts Payable..............    $  21,116     $  25,524        $    23       $     --       $ 46,663
   Accrued Liabilities............      11,004         7,084            803             --         18,891
   Other Current Liabilities......      24,418         4,482             --             --         28,900
                                    ------------  ------------  -------------   ------------  ------------
             Total Current
               Liabilities........      56,538        37,090            826             --         94,454

   Long Term Debt.................     237,154         8,205             --             --        245,359
   Other Non-current Liabilities..       8,110         5,789             --             --         13,899
   Intercompany Payables..........          --        53,975             --        (53,975)            --
                                    ------------  ------------  -------------   ------------  ------------
             Total Liabilities....     301,802       105,059            826        (53,975)       353,712
   Equity.........................     (20,035)       (4,401)         5,040           (114)       (19,510)
                                    ------------  ------------  -------------   ------------  ------------
                                     $ 281,767     $ 100,658        $ 5,866       $(54,089)      $334,202
                                    ------------  ------------  -------------   ------------  ------------
                                    ------------  ------------  -------------   ------------  ------------
   Statement of Operations Data:
   Net Sales......................   $  70,796     $  30,753        $ 2,674       $ (2,674)      $101,549
   Cost of Sales..................      62,818        28,909          1,699         (2,674)        90,752
                                    ------------  ------------  -------------   ------------  ------------
             Gross Profit.........       7,978         1,844            975             --         10,797
   Selling, General &
   Administrative  Expense........       5,105         2,814            678             --          8,597
                                    ------------  ------------  -------------   ------------  ------------
             Operating Income.....       2,873          (970)           297             --          2,200
   Interest Expense, net..........       5,552         1,365             --             --          6,917
   Other (Income) Expense.........        (622)           85            175             --           (362)
                                    ------------  ------------  -------------   ------------  ------------
             Income Before Taxes        (2,057)       (2,420)           122             --         (4,355)
   Income Tax Expense ............          97            93             49             --            239
                                    ------------  ------------  -------------   ------------  ------------
             Net Income (Loss)....   $  (2,154)    $  (2,513)       $    73       $     --       $ (4,594)
                                    ------------  ------------  -------------   ------------  ------------
                                    ------------  ------------  -------------   ------------  ------------





                                        Moll       Guarantor    Non-Guarantor                    Consolidated
                                     Industries  Subsidiaries   Subsidiaries      Eliminations      Balance
                                     ----------  ------------   -------------     ------------   ------------
  Statement of Cash Flows Data:

  Net Income (Loss)................. $   (2,154) $    (2,513)             73  $        --      $   (4,594)
  Depreciation and Amortization.....      3,992        1,960              51           --           6,003
  Change in Assets and Liabilities..    (11,992)       3,071            (445)          --          (9,366)
  Other.............................       (211)         316              --           --             105
                                     ----------  ------------   -------------     ------------   ------------
            Cash Flows from
              Operating Activities..    (10,365)       2,834            (321)          --          (7,852)
                                     ----------  ------------   -------------     ------------   ------------
  Capital Expenditures..............     (3,811)      (2,716)             --           --          (6,527)
  Proceeds from Disposal of Fixed
    Assets..........................      1,191           21              --           --           1,212
  Short-term Investments............      3,763           --              --           --           3,763
                                     ----------  ------------   -------------     ------------   ------------
            Cash Flows from
              Investing Activities..      1,143       (2,695)             --           --          (1,552)
                                     ----------  ------------   -------------     ------------   ------------
  Payments on Revolving Loan
    Facility........................     12,000       (1,160)             --           --          10,840
  Proceeds from Issuance of Long-
    Term Obligations................         --          237              --           --             237
  Principle Payments on Long-Term
    Obligations.....................     (3,279)        (927)             --           --          (4,206)
  Intercompany transfers............     (3,246)       2,967             279           --              --
                                     ----------  ------------   -------------     ------------   ------------
            Cash Flows from
              Financing Activities..      5,475        1,117             279           --           6,871
                                     ----------  ------------   -------------     ------------   ------------
  Effect of Exchange Rate Changes
  in Cash...........................         --         (155)             --           --            (155)
                                     ----------  ------------   -------------     ------------   ------------
  Net Change in Cash................     (3,747)       1,101             (42)          --          (2,688)
  Balance at Beginning of Period....     13,253        1,086              57           --          14,396
                                     ----------  ------------   -------------     ------------   ------------
  Balance at End of Period.......... $    9,506  $     2,187   $          15  $        --      $   11,708
                                     ----------  ------------   -------------     ------------   ------------
                                     ----------  ------------   -------------     ------------   ------------

The financial information of Holdings is identical to that of the Company. Therefore, summarized financial information of the Company is not required.

8. PRO FORMA INFORMATION


    The following statement of income data gives effect to the merger with Anchor, the acquisition of Gemini, the distribution of Reliance and the sale of the Lakewood and Betta divisions as if they had occurred at the beginning of the respective periods.

Caption

                                                                                Thirteen-Weeks Ended
                                                                                April 3,     March 31,
                                                                                1999          1998
                                                                              -----------   ----------
             Net sales.................................................        $ 100,131     $  96,727
             Operating income..........................................        $   2,565     $   6,895
             Income (loss) before taxes and extraordinary item.........        $  (3,743)    $     287

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report may contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. All such statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions that are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur that will affect the Company's results.

OVERVIEW

         The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 450 customers, including leading multi-national companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Proctor & Gamble, Renault, Revlon, Siemens, Whirlpool and Xerox. Products using the Company's components are sold in a wide range of end-markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices.

         The Company has been formed by a number of acquisitions that have been integrated through consolidation of manufacturing facilities, logistical optimization and reduction of overhead. In July 1991, certain entities controlled by Mr. Votis and his partners were merged to form Moll PlastiCrafters Limited Partnership ("Moll"). Since 1991, Moll has grown significantly through several strategic acquisitions in North America and Europe. In December 1992, Moll acquired Textek Plastics, Inc., based in San Antonio and Round Rock, Texas. In July 1993, Moll acquired Advanced Custom Molders, based in Georgetown and El Paso, Texas. In October 1994, Moll acquired Quality Plastics Company, based in Newberg, Oregon.

         In August 1997, Moll acquired the Hanning group of companies, a leading supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca Industries; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor from affiliates of the Thomas H. Lee Company.

         In June 1998, the Company was formed through the merger (the "Merger") of two leading plastic injection molders, Moll and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities. Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida.

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

         The Company continues to integrate the businesses that were merged. This includes the pursuit of global opportunities with customers previously served by each individual company, identification of core competencies the Company should focus on to meet its strategies, modification of the cost structure within certain businesses and implementation of an integrated management information system. This effort has included the sale in March 1999 of its Lakewood and Betta divisions, neither of which were critical to the Company's long-term success and the decision to close in May 1999 its Round Rock, TX facility due to over capacity within the merged company. Further closures or dispositions could result as the integration continues. This effort has also resulted in the Company acquiring in April 1999, three locations of Compression, Inc. This acquisition will enable the Company to provide product design and engineering services to its customers.

Certain of the Company's operating data for the thirteen weeks ended April 3, 1999 and March 31, 1998 are set forth below as percentages of net sales. The Company's results for the first quarter were negatively impacted by unexpected inefficiencies associated with the start-up of the Maybelline 99 Wall display project. Management believes most of the start-up inefficiencies were realized in the first quarter and will conclude by the end of April. The results were also negatively impacted by declining sales in the German division.

                                                                                Thirteen Weeks Ended,
                                                                               April 3,        March 31,
                                                                                 1999           1998
                                                                              ---------       ----------
Net sales                                                                       100.0%          100.0%
Gross profit                                                                     10.6%           15.9%
Selling, general and administrative                                               8.4%            7.8%
Management and consulting fee to related parties                                  0.0%            1.3%
Operating income                                                                  1.9%            6.8%
Interest expense, net                                                             6.8%            3.8%
Provision for income taxes                                                        0.2%            0.2%
Extraordinary item                                                                0.0%            1.2%
Net income (loss)                                                                (4.5)%           1.0%


THIRTEEN WEEKS ENDED APRIL 3, 1999  VERSUS MARCH 31, 1998

         NET SALES. Net sales increased by $40.1 million, or 65.2%, to $101.5 million for 1999 from $61.5 million for 1998, due to the acquisition of Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, sales increased $3.4 million, or 3.5%. Sales increased to Maybelline due to the 99 Display Wall project and to Whirlpool due to increased demand for existing products. However, these increases were partially offset by declines in sales to Colgate and Maybelline packaging and in the German division.

         GROSS PROFIT. Gross profit increased by $1.0 million, or 10.7%, to $10.8 million for 1999 from $9.8 million for 1998, resulting from the inclusion of results for Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. Additionally, certain of the acquired companies earn lower margins than the Company had historically realized, thereby, diluting the average margin. On a pro forma basis, gross profit decreased $3.7 million or 24.8%. The decrease was the result of operating inefficiencies encountered in the start-up of the 99 Display Wall project and decreased sales in the German and Packaging divisions.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $3.7 million, or 77.4%, to $8.5 million for 1999 from $4.8 million for 1998 due to the inclusion of Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, SG&A expenses increased $0.8 million or 10.6% due to increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

         MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties decreased by $0.7 million, or 93.5%, to $0.1 million for 1999 from $0.8 million for 1998, due to restrictions contained in the Notes and Senior Notes.

         OPERATING INCOME. Operating income decreased by $2.2 million, or 53.1%, to $2.0 million for 1999 from $4.2 million for 1998 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $4.6 million, or 196.0%, to $6.9 million for 1999 from $2.3 million for 1998 due to the issuance of $130 million Notes in the second quarter to finance the acquisitions of Somomeca and Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

         INCOME TAXES. Income Taxes increased by $0.1 million, or 157.0%, to $.2 million for 1999 from $0.1 million for 1998. Prior to the Merger, the Company's US operations were organized as a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements. Certain of the Company's foreign subsidiaries are profitable, resulting in the 1999 and 1998 tax provision.

         EXTRAORDINARY ITEM. Extraordinary Item of $0.7 million for 1998 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

         NET INCOME. Net income decreased $5.2 million, to a $4.6 million loss for 1999 from $0.6 million income for 1998 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on any borrowings under the NationsBank Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the Notes and Senior Notes and principal at maturity.

         The Company has no significant principal payments due in 1999 while interest payments are expected to total approximately $28.0 million. Additionally, the Company expects capital expenditures to be limited to normal periodic replacement of equipment (approximately $15 million) with no significant projects currently planned.

         In 1999, the Company's cash used in operations increased by $7.0 million to $7.9 million from $0.9 million for 1998. The increased cash utilization was primarily the result of the loss for the quarter, an increase in accounts receivable and interest payments on both the Notes and Senior Notes. These uses were partially offset by an increase in accounts payable. The Company spent $6.5 million in the first quarter to make purchases of property, plant and equipment. The Company borrowed $12.0 million under the Credit Facility during the quarter. These borrowings were repaid at the beginning of the second quarter.

         The Company believes that cash flows from operating activities will be adequate to meet debt service obligations and working capital needs in 1999. The Company plans to pursue financing alternatives to supplement cash from operating activities to fund planned capital expenditures for 1999.

INFLATION AND CHANGING PRICES

         The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins, the Company's principal raw material, is generally passed through to customers, such changes historically have not, and in the future are not expected to have, a material effect on Moll's gross profit.

IMPACT OF NEW ACCOUNTING STANDARDS

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

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified
                                        15

Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be charged to operations as incurred. Adoption of this SOP did not have a significant impact on the Company's financial position or results of operations.

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

         In the information technology area, inventory and assessment audits in the mainframe and midrange environments were completed in third quarter 1998 and corrective action was completed in the fourth quarter 1998, except for business application software which is expected to be completed by the second quarter 1999. Inventory and assessment audits for telecommunications were completed in third quarter 1998 with corrective action expected to be completed by the second quarter 1999. Finally, inventory and assessment audits in the desktop environment were completed in third quarter 1998, with corrective action expected to be completed by the third quarter 1999. The companies located in Europe began installing systems in the first quarter 1999 that will be Year 2000 ready.

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

         With respect to external parties, 70% of the Company's business units have completed their inventory audit of critical external parties. The remaining business units are expected to complete this work by the second quarter 1999.Risk assessment is expected to be completed by the second quarter 1999 and monitoring of risk in this area will continue during 1999, as many external parties will not have completed their work.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. The Company has not entered into derivative-hedging transactions to manage risk connected with such fluctuations.

         The Company derived approximately 30% of its 1999 net sales to date from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits.

                  Exhibit 27.  Financial Data Schedule

                  (b) Reports on Form 8-K.

                  None.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 18, 1999                       MOLL INDUSTRIES, INC.


                                          By:   /S/ PHYLLIS C. BEST
                                             -----------------------------
                                                   Phyllis C. Best
                                                   Chief Financial Officer

                                          ANCHOR HOLDINGS, INC.



                                          By:    /S/ PHYLLIS C. BEST
                                             -----------------------------
                                                   Phyllis C. Best
                                                   Chief Financial Officer