Form 10-Q
period 2000-04-01
MOLL INDUSTRIES INC; ANCHOR HOLDINGS INC
filed 2000-05-16
CIK 1030452, 1030451

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended April 1, 2000

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
                            Knoxville, TN 37919-4048
                    (Address of Principal Executive Offices)
                                   (Zip Code)

Registrant's Telephone Number, Including Area Code:    (865) 329-5300

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         DATE                        CLASS                  OUTSTANDING SHARES
   May 12, 2000              Anchor Holdings, Inc.
                         Common Stock, $.01 par value            1,551,218

   May 12, 2000                Moll Industries, Inc.
                         Common Stock, $.01 par value               100

Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.
-------------------------------------------------------------------------------


                  MOLL INDUSTRIES, INC. AND ANCHOR HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
Introduction................................................................1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................2

             Consolidated Balance Sheets at April 1, 2000
              and December 31, 1999.........................................2

             Consolidated Statements of Operations for
             the Thirteen Weeks Ended April 1, 2000
             and April 3, 1999..............................................3

             Consolidated Statements of Comprehensive Income for
             the Thirteen Weeks Ended April 1, 2000
             and April 3, 1999..............................................4

             Consolidated Statements of Cash Flows
             for the Thirteen Weeks Ended April 1, 2000
             and April 3, 1999..............................................5

             Notes to Consolidated Financial Statements...................6-9


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................10

Item 3.      Quantitative and Qualitative Disclosures about Market Risks...13


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................14

Signatures..................................................................15


INTRODUCTION

         Moll Industries, Inc. (the "Company") is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. Anchor Holdings, Inc. ("Holdings") does not have any material operations other than ownership of all of the capital stock of the Company.

         The Company serves over 450 customers, including leading multinational companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, Revlon, SEB, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles.

         The Company has 26 manufacturing facilities with approximately 700 molding machines throughout North America and Europe, including France, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced manufacturing facilities and equipment enable it to provide customized solutions to highly demanding customer specifications.


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

------------------------------------------------------------------------------|----------------------
 |                   |                  |                    |                |                      |
Cepillos De    Moll Industries,  Moll Industries UK,  Moll France SARL   Anchor Advanced           Percept
Matamoros          Limited            Limited                          Products Foreign       Industrial Design,
S.A. de C.V.                                                           Sales Corporation            Inc.


Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                                  APRIL 1,    DECEMBER 31,
                                                                    2000         1999
                                                                  --------    -------------
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................   $     168    $   1,350
  Accounts receivable, net of reserves for doubtful accounts of
     $2,509 and $2,194, respectively ..........................      72,779       65,212
  Inventories, net ............................................      34,467       35,452
  Deposits on tooling .........................................      13,912       13,043
  Other current assets ........................................       2,075        2,291
                                                                  ---------    ---------
          Total current assets ................................     123,401      117,348
                                                                  ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land ........................................................       2,992        3,142
  Buildings ...................................................      39,877       40,552
  Machinery and equipment .....................................     120,498      118,374
  Less: accumulated depreciation ..............................     (43,263)     (39,281)
                                                                  ---------    ---------
     Property, plant and equipment, net .......................     120,104      122,787
                                                                  ---------    ---------
GOODWILL, NET .................................................      41,745       42,562
                                                                  ---------    ---------
INTANGIBLE AND OTHER ASSETS, NET ..............................      16,101       16,469
                                                                  ---------    ---------
          Total assets ........................................   $ 301,351    $ 299,166
                                                                  =========    =========
           LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term obligations ....................   $   3,724    $   4,919
  Short-term borrowings .......................................       1,577        1,965
  Accounts payable ............................................      49,628       42,191
  Accrued interest ............................................       9,658        9,987
  Accrued liabilities .........................................      20,880       22,294
  Deferred tooling revenue ....................................      10,854       10,586
                                                                  ---------    ---------
          Total current liabilities ...........................      96,321       91,942
                                                                  ---------    ---------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION .................     249,134      245,939
                                                                  ---------    ---------
DEFERRED INCOME TAXES .........................................       4,685        4,866
                                                                  ---------    ---------
OTHER NON-CURRENT LIABILITIES .................................       7,396        7,529
                                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES .................................        --           --
                                                                  ---------    ---------
DEFICIT:
  Common stock ($.01 par value, 2,000 shares authorized, 1,551
     shares issued and outstanding) ...........................          15           15
  Additional paid in capital ..................................       2,372        2,372
  Accumulated deficit .........................................     (52,290)     (49,147)
  Accumulated other comprehensive income ......................      (6,282)      (4,350)
                                                                  ---------    ---------
          Total deficit .......................................     (56,185)     (51,110)
                                                                  ---------    ---------
          Total liabilities and deficit .......................   $ 301,351    $ 299,166
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

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                THIRTEEN WEEKS ENDED
                                                --------------------
                                                APRIL 1,     APRIL 3,
                                                  2000         1999
                                                --------    ---------
NET SALES ...................................   $ 93,311    $ 101,549
COST OF SALES ...............................     81,511       90,471
                                                --------    ---------
  Gross profit ..............................     11,800       11,078
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES ...............................      7,860        8,341
CLOSURE OR SALE OF FACILITY..................       (300)        --
                                                --------    ---------
  Operating income ..........................      4,240        2,737
INTEREST EXPENSE, NET .......................      7,730        7,336
OTHER (INCOME) EXPENSE ......................        (20)        (244)
                                                --------    ---------
INCOME (LOSS) BEFORE TAXES ..................     (3,470)      (4,355)
PROVISION (BENEFIT) FOR INCOME TAXES ........       (327)         239
                                                --------    ---------
NET INCOME (LOSS) ...........................   $ (3,143)   $  (4,594)
                                                ========    =========
LOSS PER SHARE ..............................   $  (2.03)   $   (2.96)
                                                ========    =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      1,551        1,551
                                                ========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                            THIRTEEN WEEKS ENDED
                                            --------------------
                                             APRIL 1,   APRIL 3,
                                              2000       1999
                                            ---------   --------
NET INCOME (LOSS) .......................   $(3,143)   $(4,594)
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment    (1,932)    (3,629)
                                            -------    -------
COMPREHENSIVE INCOME (LOSS) .............   $(5,075)   $(8,223)
                                            =======    =======

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                            APRIL 1,    APRIL 3,
                                                              2000        1999
                                                            -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................   $(3,143)   $ (4,594)
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation and amortization .......................     6,236       6,003
    (Gain) loss on disposal of fixed assets .............        14          13
    Deferred income taxes ...............................      (407)         92
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable ...............................    (9,004)    (14,833)
      Inventories .......................................       653       2,241
      Other current assets ..............................        94        (879)
      Deposits on tooling ...............................    (1,004)     (2,132)
      Other assets ......................................       (36)        275
      Accounts payable ..................................     8,543      11,184
      Accrued liabilities ...............................    (1,351)     (8,769)
      Deferred tooling revenue ..........................       268       2,950
      Other liabilities .................................        31         597
                                                            -------    --------
         Total adjustments ..............................     4,037      (3,258)
                                                            -------    --------
      Net cash provided by (used in) operating activities       894      (7,852)
                                                            -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................    (4,168)     (6,527)
  Proceeds on disposal of fixed assets ..................      --         1,212
  Short-term investments ................................      --         3,763
                                                            -------    --------
      Net cash used in investing activities .............    (4,168)     (1,552)
                                                            -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    Facilities...........................................     3,303      10,840
  Proceeds from issuance of long-term obligations .......        45         237
  Principal payments on long-term obligations ...........    (1,229)     (4,206)
                                                            -------    --------
      Net cash provided by financing activities .........     2,119       6,871
                                                            -------    --------
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH ..................................................       (27)       (155)
                                                            -------    --------
NET CHANGE IN CASH ......................................    (1,182)     (2,688)
                                                            -------    --------
BALANCE AT BEGINNING OF PERIOD ..........................     1,350      14,396
                                                            -------    --------
BALANCE AT END OF PERIOD ................................   $   168    $ 11,708
                                                            =======    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ................................   $ 6,825    $ 13,014
                                                            =======    ========
  Cash paid for income taxes ............................   $  --      $    210
                                                            =======    ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)

1.  ORGANIZATION

    Anchor Holdings, Inc. ("Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware and is the wholly-owned subsidiary of AMM Holdings, Inc. ("AMM Holdings", formerly known as Anchor Acquisition Co.), which is not consolidated herein. Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Holdings has no operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Mexico and the United Kingdom.

2.  BASIS OF PRESENTATION

    All significant results of operations of companies acquired utilizing the purchase method of accounting have been included in the consolidated financial statements since the effective dates of the acquisition. The results of operations sold have been included in the consolidated financial statements through the date of the disposition. All significant intercompany balances have been eliminated in consolidation.

    The quarterly financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal, recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto are read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. Results of operations in the interim periods are not necessarily indicative of results to be expected for a full year.

    Earnings (loss) per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company has no other dilutive securities outstanding.

    3.  ACQUISITIONS

COMPRESSION

    Effective April 16, 1999, the Company acquired the assets of two locations of Compression, Inc. and the stock of its subsidiary, Percept Industrial Design, Inc. ("Compression") for net cash of $1,287, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price tentatively allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

               Current assets.........................    $   718
               Goodwill...............................      1,343
               Current liabilities....................       (774)
                                                          -------
                                                          $ 1,287
                                                          =======

SOUPLEX

    Effective May 26, 1999, the Company acquired the stock of Souplex, Limited ("Souplex") for cash of $6,545, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price tentatively allocated based on the estimated fair value of the assets purchased and liabilities assumed, as follows:

             Current assets.........................   $ 7,454
             Property, plant and equipment..........     6,885
             Goodwill...............................     2,959
             Current liabilities....................    (7,307)
             Non-current liabilities................    (3,446)
                                                       -------
                                                       $ 6,545
                                                       =======

    An evaluation of the assets acquired and liabilities assumed is in process. Upon completion of the evaluation, net additions or reductions, if any, in the fair values currently assigned will result in a corresponding change in goodwill.

    See Note 6 for unaudited pro forma information.

4.  DISPOSITIONS

    In March 1999, the Company sold its Lakewood and Betta divisions. The reserves provided at December 31, 1998 were adequate for the loss incurred in the sale of the Lakewood division. Betta was sold for approximately net book value.

    Effective December 31, 1999, the Company disposed of its interest in Moll Industries Germany GmbH ("Germany"). Pursuant to the agreement to sell Germany, the Company agreed to provide financial support to the buyer, pay 75% of the amount by which accounts payable exceeded accounts receivables upon the date of the closing and pay the lease payments for the manufacturing facility for two years following the sale. The Company recorded the maximum liability under the agreement, of which $4,864 remained in liabilities as of April 1, 2000; however, upon the occurrence of certain events, the Company will not be required to make the maximum payments required per the agreement. The payment of $1,731 is due to an entity owned by the majority owner of AMM Holdings. In February 2000, the new owner declared the purchased operation insolvent, which forced the managing director to file for bankruptcy in Germany. AMM Holding's majority owner was still legally considered the managing director. Based on guidance from legal counsel, management believes the amounts accrued in connection with the sale represent the Company's maximum liability related to this matter. However, the ultimate resolution is currently unknown.

    See Note 6 for unaudited pro forma information.

5.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

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

    Condensed consolidating financial information for Holdings for the quarter ended April 1, 2000 is as follows:

                                        MOLL      GUARANTOR   NON-GUARANTOR              CONSOLIDATED
                                     INDUSTRIES  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS BALANCE
                                     ----------  ------------ ------------  ------------ ------------
BALANCE SHEET DATA:
Cash ..............................   $    135    $     168    $     135    $            $    168
Accounts Receivable ...............     39,698       33,078            3                   72,779
Inventories .......................     27,149        7,318           --                   34,467
Other Current Assets ..............     11,499        4,307          181                   15,987
                                      --------    ---------    ---------    ---------    --------
          Total Current Assets ....     78,211       44,871          319                  123,401
Fixed Assets ......................     79,891       37,375        2,838                  120,104
Goodwill ..........................     34,418        7,327           --                   41,745
Intercompany Receivables ..........     65,559        4,213        2,745      (72,517)         --
Other Assets ......................     11,936        4,165           --                   16,101
                                      --------    ---------    ---------    ---------    --------
                                      $270,015    $  97,951    $   5,902    $ (72,517)   $301,351
                                      ========    =========    =========    =========    ========

Accounts Payable                      $ 23,726    $  25,509    $     393    $            $ 49,628
Accrued Liabilities ...............     15,775        4,965          303                   21,043
Other Current Liabilities .........     21,582        4,068           --                   25,650
                                      --------    ---------    ---------    ---------    --------
          Total Current
            Liabilities ...........     61,083       34,542          696                   96,321
Long Term Debt ....................    239,916        9,218           --                  249,134
Other Non-current Liabilities .....      2,899        9,182           --                   12,081
Intercompany Payables .............     25,880       46,637           --      (72,517)         --
                                      --------    ---------    ---------    ---------    --------
          Total Liabilities .......    329,778       99,579          696      (72,517)    357,536
Equity ............................    (59,763)      (1,628)       5,206                  (56,185)
                                      --------    ---------    ---------    ---------    --------
                                      $270,015    $  97,951    $   5,902    $ (72,517)   $301,351
                                      ========    =========    =========    =========    ========

                                      MOLL      GUARANTOR     NON-GUARANTOR                   CONSOLIDATED
                                   INDUSTRIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATION       BALANCES
                                   ----------   ------------  -------------   -----------     ------------

 STATEMENT OF OPERATIONS DATA:
 Net Sales......................   $ 64,287     $  29,024     $  2,445        $ (2,445)      $  93,311
 Cost of Sales..................     56,053        25,718        2,185          (2,445)         81,511
                                   --------     ---------     --------        --------       ---------
           Gross Profit.........      8,234         3,306          260                          11,800
 Selling, General &
 Administrative Expense.........      4,354         3,180           26                           7,560
                                   --------     ---------     --------        --------       ---------
           Operating Income.....      3,880           126          234                           4,240
 Interest Expense, net..........      6,308         1,422           --                           7,730
 Other (Income) Expense.........       (390)          370           --                             (20)
                                   --------     ---------     --------        --------       ---------
           Income Before Taxes..     (2,038)      (1,666)          234                          (3,470)
 Income Tax Expense (Benefit)...         --         (407)           80                            (327)
                                   --------     ---------     --------        --------       ---------
           Net Income (Loss)....   $ (2,038)    $  (1,259)    $    154        $              $  (3,143)
                                   ========     =========     ========        ========       =========
STATEMENT OF CASH FLOWS DATA:
Net Income (Loss)................. $ (2,038)    $  (1,259)    $    154        $     --       $  (3,143)
Depreciation and Amortization.....    4,038         2,146           52              --           6,236
Change in Assets and Liabilities..   (1,985)          286         (107)             --          (1,806)
Other.............................       14          (407)          --              --            (393)
                                   --------     ---------     --------        --------       ---------
          Cash Flows from Operating
            Activities............       29           766           99              --             894
                                   --------     ---------     --------        --------       ---------
Capital Expenditures..............   (3,166)       (1,002)          --              --          (4,168)
                                   --------     ---------     --------        --------       ---------
          Cash Flows from Investing
            Activities............   (3,166)       (1,002)          --                          (4,168)
                                   --------     ---------     --------        --------       ---------
Payments on Revolving Loan
  Facility........................    3,750          (447)          --              --           3,303
Proceeds from Issuance of Long-
  Term Obligations................       45            --           --              --              45
Principle Payments on Long-Term
  Obligations.....................     (596)        (633)           --              --          (1,229)
Intercompany transfers............     (242)         242            --              --
                                   --------     ---------     --------        --------       ---------
          Cash Flows from Financing
            Activities............    2,957         (838)           --              --           2,119
                                   --------     ---------     --------        --------       ---------
Effect of Exchange Rate Changes
in Cash...........................       --          (27)           --              --             (27)
                                   --------     ---------     --------        --------       ---------
Net Change in Cash................     (180)      (1,101)           99              --          (1,182)
Balance at Beginning of Period....       45        1,269            36              --            1,350
                                   --------     ---------     --------        --------       ---------
Balance at End of Period.......... $   (135)   $     168     $     135        $     --       $     168
                                   ========     =========     ========        ========       =========

The financial information of Holdings is identical to that of the Company. Therefore, summarized financial information of the Company is not required.

6.  PRO FORMA INFORMATION

    The following statement of income data for the thirteen weeks ended April 3, 1999 gives effect to the acquisition of Souplex and the sale of the Lakewood, Betta and Germany divisions as if they had occurred at the beginning of the period.

     Net sales.........................................       $ 100,686
     Operating income..................................       $   5,024
     Loss before taxes and extraordinary item..........       $  (2,374)

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

OVERVIEW

         The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 450 customers, including leading multi-national companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, Revlon, SEB, Siemens, Whirlpool and Xerox. Products using the Company's components are sold in a wide range of end-markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices.

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

         In August 1997, Moll acquired the Hanning group of companies, a supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca Industries; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor from affiliates of the Thomas H. Lee Company.

         In June 1998, the Company was formed through the merger (the "Merger") of two leading plastic injection molders, Moll and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities.

         Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida. In April 1999, the Company acquired three locations of Compression, Inc., which designs products for the industrial and consumer products markets. In May 1999, the Company acquired Souplex, Limited, a telecommunications and consumer products plastic molding and tool building company with three locations in the United Kingdom.

         The Company's operating results have been lower than expected since the Merger. The disappointing results are primarily attributable to worse than expected performance in the Display, Germany, Medical and Compression divisions, along with charges to sell or close unnecessary facilities. Management has and continues to evaluate all of its operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building division in March 1999, 3) close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities and 4) sell its Paderborn, Germany division, which had incurred significant losses due to declines in volume, in December 1999.

         Management continues to dedicate extensive resources to improve the performance of the Display, Medical and Compression divisions. The Display division was significantly impacted by the delayed introduction of its primary customer's significant new program in early 1999 due to product design and tooling changes. The division continues to be impacted by the design changes that occurred. The Medical division was impacted by the cost structures within its facilities along with financial difficulties of certain of its non-core customers. The Company has dedicated one facility to medical customers, moving production from two other facilities that had been in part serving these customers. The Company continues to address the cost structure within the remaining medical facility. Additionally, relocation of the medical business allowed the Company to focus another facility on the telecom business. The Compression division was purchased out of bankruptcy in April 1999. The cost structure of Compression was not in line with its volume, nor was it focused on its core competencies. The Company implemented a restructuring plan of the Compression division in late 1999 that resulted in a significant reduction in its employment level and the focusing of its activities in design and engineering services.

         Management continues to evaluate its other divisions, including its tool building operations in Europe and the United States, along with certain molding operations as to their future strategic fit within the organization and their projected results of operations. Additional locations/divisions could be sold or closed as management continues the evaluation. Concurrently, expansion could occur in other divisions as the Company continues its growth with strategic customers.

Certain of the Company's operating data for the thirteen weeks ended April 1, 2000 and April 3, 1999 are set forth below as percentages of net sales.

                                                                                Thirteen Weeks Ended,
                                                                               April 1,        April 3,
                                                                                 2000            1999
                                                                              ---------       ----------
Net sales                                                                       100.0%          100.0%
Gross profit                                                                     12.6%           10.9%
Selling, general and administrative                                               8.4%            8.2%
Operating income                                                                  4.5%            3.0%
Interest expense, net                                                             8.3%            7.2%
Provision for income taxes                                                       (0.3)%           0.2%
Net income (loss)                                                                (3.4)%          (4.5)%


THIRTEEN WEEKS ENDED APRIL 1, 2000  VERSUS APRIL 3, 1999

         NET SALES. Net sales decreased by $8.2 million, or 8.1%, to $93.3 million for 2000 from $101.5 million for 1999, due in part to the disposition of the Lakewood, Betta and German divisions that was offset by the acquisition of Souplex. On a pro forma basis, sales decreased $7.4 million, or 7.3%. Sales decreased by $4.7 million in the Display division due to the expected decline in the Maybelline program and $2.6 million in the Brush division due to the expected decline in the Procter and Gamble program. Less significant declines were also experienced in the Medical, Telecom and Souplex divisions; however, these declines were offset by increases in the Custom and Packaging divisions.

         GROSS PROFIT. Gross profit increased by $0.7 million, or 6.5%, to $11.8 million for 2000 from $11.1 million for 1999, resulting in part from the acquisition and disposition activity noted above. On a pro forma basis, gross profit decreased $1.6 million or 12.0%. Decreases in gross margin occurred in the Brush division ($1.1 million) due to the decline in sales discussed above; in the Souplex division ($1.0 million) due to a decline in highly profitable tooling sales; in the Telecom division ($0.8 million) due to inefficiencies that developed in late 1999 in connection with the movement of medical production from the telecom facility to the medical facility and in the France division ($0.6 million) due to inefficiencies associated with the start-up of the Villefranche facility and lower tooling margins. The Company experienced higher margins in the Packaging division ($1.5 million) due to the consolidation of three facilities into one and in the Display division ($0.5 million) due to inefficiencies experienced in 1999 related to the start-up of the Maybelline program.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $0.5 million, or 5.8%, to $7.9 million for 2000 from $8.4 million for 1999 due to the disposition of the German division, offset in part by the acquisition of Souplex. On a pro forma basis, SG&A expenses decreased $0.7 million or 8.5%, due to reductions made in the Souplex division following its acquisition.

         OPERATING INCOME. Operating income increased by $1.5 million, or 54.9%, to $4.2 million for 2000 from $2.7 million for 1999 for the reasons listed above. On a pro forma basis, operating income decreased $0.8 million, or 15.6%.

         NET INTEREST EXPENSE. Net interest expense increased by $0.4 million, or 5.4% to $7.7 million for 2000 from $7.3 million for 1999 due to debt assumed in the acquisition of Souplex.

         INCOME TAXES. Income taxes decreased by $0.5 million to a benefit of $0.3 million for 2000 from an expense of $0.2 million for 1999 due to losses in the France division in 2000.

         NET LOSS. Net loss decreased $1.5 million, to $3.1 million for 2000 from $4.6 million for 1999 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on any borrowings under the Bank of America Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the Senior and Senior Subordinated Bonds and principal at maturity.

         The Company has a $50 million Credit Facility with the Bank of America. Restrictions in the Senior Note Agreement limit the current availability under the Credit Facility to $15 million. The Credit Facility contains certain financial covenants which were amended on March 31, 2000. The Company is dependent upon availability under the line of credit to meet certain working capital needs during 2000. Management's projections and related operating plans indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 2000. However, as with all projections, it is not certain management's projections will be achieved. The balance outstanding under the Credit Facility as of April 1, 2000 was $3.8 million. Additionally, there is a $2.0 million letter of credit outstanding against the Credit Facility.

         The Company has no significant principal payments due in 2000. Interest payments are expected to total approximately $28.5 million. The Company expects capital expenditures to approximate $12 million in 2000. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Bank of America Credit Facility.

         In 2000, the Company's cash generated from operations increased by $8.8 million to $0.9 million in 2000 from ($7.9 million) in 1999. The improvement is the result of the timing of the interest payment on the Senior Subordinated Bonds, which occurred in the first quarter of 1999 but in the second quarter of 2000. The Company spent $4.2 million in the first quarter of 2000 to make purchases of property, plant and equipment. The Company borrowed $3.8 million under the Credit Facility during the first quarter. As of May 15, 2000, the Company has borrowed an additional $5.2 million under the Credit Facility in the second quarter, resulting in an outstanding balance of $9.0 million.

         Cash flows from operating activities have historically been and management believes will continue to be sufficient to meet the Company's debt service obligations. However, management does not believe they will be sufficient to fund the expected future growth of the Company. Therefore, management is presently exploring various alternatives to improve the Company's liquidity and provide a more favorable capital structure for its future growth.

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

         The Company derived approximately 31% of its 2000 net sales to date from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

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


Date:  May 16, 2000                       MOLL INDUSTRIES, INC.


                                          By: /s/ James T. Sprouse
                                              -----------------------------
                                              James T. Sprouse
                                              Controller

                                          ANCHOR HOLDINGS, INC.



                                          By: /s/ James T. Sprouse
                                              -----------------------------
                                              James T. Sprouse
                                              Controller