Form 10-Q
period 2000-07-01
MOLL INDUSTRIES INC
filed 2000-08-15
CIK 1030452

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended July 1, 2000

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         DATE                        CLASS                  OUTSTANDING SHARES
   August 9, 2000        Anchor Holdings, Inc.
                         Common Stock, $.01 par value            1,551,218

   August 9, 2000        Moll Industries, Inc.
                         Common Stock, $.01 par value                  100



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

                                TABLE OF CONTENTS

                                                                         PAGE
Introduction................................................................1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................2

             Consolidated Balance Sheets at July 1, 2000
              and December 31, 1999.........................................2

             Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended July 1, 2000
             and July 3, 1999...............................................3

             Consolidated Statements of Comprehensive Income for
             the Thirteen and Twenty-Six Weeks Ended July 1, 2000
             and July 3, 1999...............................................4

             Consolidated Statements of Cash Flows
             for the Thirteen and Twenty-Six Weeks Ended July 1, 2000
             and July 3, 1999...............................................5

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

------------------------------------------------------------------------------|----------------------
 |                   |                  |                    |                |                      |
Cepillos De    Moll Industries,  Moll Industries UK,  Moll France SARL   Anchor Advanced         Compression,
Matamoros          Limited            Limited                          Products Foreign             Inc.
S.A. de C.V.                                                           Sales Corporation


Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                                       JULY 1,     DECEMBER 31,
                                                                        2000           1999
                                                                   ------------   --------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................    $        224   $        1,350
  Accounts receivable, net of reserves for doubtful accounts of
     $2,156 and $2,194, respectively...........................          66,619           65,212
  Inventories, net.............................................          29,938           35,452
  Deposits on tooling..........................................          14,939           13,043
  Other current assets.........................................           2,500            2,291
                                                                   ------------   --------------
          Total current assets.................................         114,220          117,348
                                                                   ------------   --------------
PROPERTY, PLANT AND EQUIPMENT:
  Land.........................................................           2,928            3,142
  Buildings....................................................          38,501           40,552
  Machinery and equipment......................................         119,461          118,374
  Less: accumulated depreciation...............................         (45,528)         (39,281)
                                                                   ------------   --------------
     Property, plant and equipment, net........................         115,362          122,787
                                                                   ------------   --------------
GOODWILL, NET..................................................          40,969           42,562
                                                                   ------------   --------------
INTANGIBLE AND OTHER ASSETS, NET...............................          15,575           16,469
                                                                   ------------   --------------
          Total assets.........................................    $    286,126   $      299,166
                                                                   ============   ==============
           LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term obligations.....................    $      6,600   $        4,919
  Short-term borrowings........................................           1,986            1,965
  Accounts payable.............................................          40,587           42,191
  Accrued interest.............................................          10,265            9,987
  Accrued liabilities..........................................          18,648           22,294
  Deferred tooling revenue.....................................          11,554           10,586
                                                                   ------------   --------------
          Total current liabilities............................          89,640           91,942
                                                                   ------------   --------------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION..................         247,228          245,939
                                                                   ------------   --------------
DEFERRED INCOME TAXES..........................................           4,216            4,866
                                                                   ------------   --------------
OTHER NON-CURRENT LIABILITIES..................................           7,401            7,529
                                                                   ------------   --------------
COMMITMENTS AND CONTINGENCIES..................................              --               --
                                                                   ------------   --------------
DEFICIT:
  Common stock ($.01 par value, 2,000 shares authorized, 1,551
     shares issued and outstanding)............................              15               15
  Additional paid in capital...................................           2,372            2,372
  Accumulated deficit..........................................         (57,715)         (49,147)
  Accumulated other comprehensive income.......................          (7,031)          (4,350)
                                                                   ------------   --------------
          Total deficit........................................         (62,359)         (51,110)
                                                                   ------------   --------------
          Total liabilities and deficit........................    $    286,126   $      299,166
                                                                   ============   ==============

                The accompanying notes are an integral part of these
                          consolidated balance sheets.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                          THIRTEEN                  TWENTY-SIX
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
                                                    JULY 1,       JULY 3,       JULY 1,      JULY 3,
                                                      2000          1999          2000         1999
                                                 ------------  -----------   -----------  ------------
NET SALES......................................  $   86,500    $  105,792    $  179,811   $  207,341
COST OF SALES..................................      75,243        90,611       156,754      181,082
                                                 ----------    ----------    ----------   ----------
  Gross profit.................................      11,257        15,181        23,057       26,259
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES..................................       7,886        10,087        15,746       18,428
CLOSURE OR SALE OF FACILITY....................       1,100            --           800           --
                                                 ----------    ----------    ----------   ----------
  Operating income.............................       2,271         5,094         6,511        7,831
INTEREST EXPENSE, NET..........................       7,961         7,121        15,691       14,457
OTHER EXPENSE..................................         176           384           156          140
                                                 ----------    ----------    ----------   ----------
LOSS BEFORE INCOME TAXES.......................      (5,866)       (2,411)       (9,336)      (6,766)
PROVISION FOR INCOME TAXES                             (441)         (370)         (768)        (131)
                                                 ----------    ----------    ----------   ----------
NET LOSS.......................................  $   (5,425)   $   (2,041)   $   (8,568)  $   (6,635)
                                                 ==========    ==========    ==========   ==========

LOSS PER SHARE.................................  $    (3.50)   $    (1.32)   $    (5.52)  $    (4.28)
                                                 ==========    ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..       1,551         1,551         1,551        1,551
                                                 ==========    ==========    ==========   ==========



                    The accompanying notes are an integral part of these
                             consolidated financial statements.

            ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                          THIRTEEN                  TWENTY-SIX
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
                                                    JULY 1,       JULY 3,       JULY 1,      JULY 3,
                                                      2000          1999          2000         1999
                                                 ------------  -----------   -----------  ------------
NET LOSS.......................................  $   (5,425)    $   (2,041)   $   (8,568)   $   (6,635)
OTHER COMPREHENSIVE LOSS:
  Deferred pension cost........................          --             --            --            --
  Foreign currency translation adjustment......        (749)        (2,441)       (2,681)       (6,070)
                                                 ----------     ----------    ----------    ----------
COMPREHENSIVE LOSS.............................  $   (6,174)    $   (4,482)   $  (11,249)   $  (12,705)
                                                 ==========     ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                    THIRTEEN                   TWENTY-SIX
                                                                   WEEKS ENDED                 WEEKS ENDED
                                                            -------------------------   -------------------------
                                                               JULY 1,       JULY 3,       JULY 1,      JULY 3,
                                                                2000          1999          2000         1999
                                                            ------------  -----------   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................   $  (5,425)    $  (2,041)    $  (8,568)   $  (6,635)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation and amortization.........................       6,085         6,343        12,321       12,346
    Loss on disposal of fixed assets......................       1,185            93         1,199          106
    Deferred income taxes.................................        (140)         (252)         (547)        (160)
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable.................................       6,003         3,729        (3,001)     (11,104)
      Inventories.........................................       4,326         1,663         4,979        3,904
      Other current assets................................        (443)           27          (349)        (852)
      Deposits on tooling.................................      (1,029)       (5,035)       (2,033)      (7,167)
      Other assets........................................         164        (2,045)          128       (1,770)
      Accounts payable....................................      (8,880)        2,115          (337)      13,299
      Accrued liabilities.................................      (1,676)        3,032        (3,027)      (5,737)
      Deferred tooling revenue............................         700         2,700           968        5,650
      Other liabilities...................................         (71)         (980)          (40)        (383)
                                                            ------------  -----------   -----------  ------------
         Total adjustments................................       6,224        11,390        10,261        8,132
                                                            ------------  -----------   -----------  ------------
      Net cash provided by operating activities...........         799         9,349         1,693        1,497
                                                            ------------  -----------   -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................      (1,077)       (3,771)       (5,245)     (10,298)
  Proceeds on disposal of fixed assets....................         293         1,862           293        3,074
  Short-term investments..................................          --            --            --        3,763
  Purchase of Compression, net of cash received...........          --        (1,236)           --       (1,236)
  Purchase of Souplex, net of cash received...............          --        (6,103)           --       (6,103)
                                                            ------------  -----------   -----------  ------------
      Net cash used in investing activities...............        (784)       (9,248)       (4,952)     (10,800)
                                                            ------------  -----------   -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    facilities.............................................        894       (11,113)        4,242         (273)
  Proceeds from issuance of long-term obligations..........         --         1,041            --        1,278
  Principal payments on long-term obligations..............       (842)       (1,043)       (2,071)      (5,249)
                                                            ------------  -----------   -----------  ------------
      Net cash provided by (used in)
         financing activities..............................         52       (11,115)        2,171       (4,244)
                                                            ------------  -----------   -----------  ------------
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH....................................................         (11)         (132)          (38)        (287)
                                                            ------------  -----------   -----------  ------------
NET CHANGE IN CASH........................................          56       (11,146)       (1,126)     (13,834)
BALANCE AT BEGINNING OF PERIOD............................         168        11,708         1,350       14,396
                                                            ------------  -----------   -----------  ------------
BALANCE AT END OF PERIOD..................................     $   224       $   562       $   224      $   562
                                                            ------------  -----------   -----------  ------------
                                                            ------------  -----------   -----------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..................................     $ 6,700       $ 7,310       $13,525      $20,324
                                                            ------------  -----------   -----------  ------------
                                                            ------------  -----------   -----------  ------------
  Cash paid for income taxes..............................     $    --       $    --       $    --      $   210
                                                            ------------  -----------   -----------  ------------
                                                            ------------  -----------   -----------  ------------



        The accompanying notes are an integral part of these consolidated financial statements.

            ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)
1.  ORGANIZATION

    Anchor Holdings, Inc. ( "Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware and is the wholly-owned subsidiary of AMM Holdings, Inc. ("AMM Holdings", formerly known as Anchor Acquisition Co.), which is not consolidated herein. Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Holdings has no operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Mexico and the United Kingdom.

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

    3.  ACQUISITIONS

COMPRESSION

    Effective April 16, 1999, the Company acquired the assets of two locations of Compression, Inc. and the stock of its subsidiary, Percept Industrial Design, Inc. ("Compression") for net cash of $1,287, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

                 Current assets.........................    $       718
                 Goodwill...............................          1,343
                 Current liabilities....................           (774)
                                                           --------------
                                                            $     1,287
                                                           -------------
                                                           --------------


SOUPLEX

    Effective May 26, 1999, the Company acquired the stock of Souplex, Limited ("Souplex") for cash of $6,545, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated based on the estimated fair value of the assets purchased and liabilities assumed, as follows:

                 Current assets.........................         $ 7,454
                 Property, plant and equipment..........           6,885
                 Goodwill...............................           2,959
                 Current liabilities....................          (7,307)
                 Non-current liabilities................          (3,446)
                                                           --------------
                                                                 $ 6,545
                                                           --------------
                                                           --------------


    See Note 6 for unaudited pro forma information.

4.  DISPOSITIONS

    In March 1999, the Company sold its Lakewood and Betta divisions. The reserves provided at December 31, 1998 were adequate for the loss incurred in the sale of the Lakewood division. Betta was sold for approximately net book value.

    Effective December 31, 1999, the Company disposed of its interest in Moll Industries Germany GmbH ("Germany"). Pursuant to the agreement to sell Germany, the Company agreed to provide financial support to the buyer, pay 75% of the amount by which accounts payable exceeded accounts receivables upon the date of the closing and pay the lease payments for the manufacturing facility for two years following the sale. The Company recorded the maximum liability under the agreement, of which $4,152 remained in liabilities as of July 1, 2000; however, upon the occurrence of certain events, it is possible the Company will not be required to make the maximum payments required per the agreement. The payment of $1,731 included in the total liability is due to an entity owned by the majority owner of AMM Holdings. In February 2000, the new owner declared the purchased operation insolvent, which forced the managing director to file for bankruptcy in Germany. AMM Holding's majority owner was still legally considered the managing director. Based on guidance from legal counsel, management believes the amounts accrued in connection with the sale represent the Company's maximum liability related to this matter. However, the ultimate resolution is currently unknown.

     In June 2000, the Company reached an agreement to sell its Chalon France tooling operation. The transaction is expected to close in late 2000. The anticipated loss on the sale of $1,100 has been reserved as a reduction of fixed assets.

    See Note 6 for unaudited pro forma information.

5.       LONG-TERM DEBT

     Effective August 11, 2000, the Company entered into an Amended and Restated Credit Agreement with Bank of America (the "Credit Facility"). The Credit Facility contains a $50 million line of credit (subject to a borrowing base limitation of $32,734 at August 11, 2000) and a $35 term loan. The proceeds of the term loan, along with borrowings of $7.5 million under the line of credit were used to retire $50 million of the 11.75% Senior Notes (the "Senior Notes") at a 15% discount. Following the transaction another $50 million of the Senior Notes remain outstanding. The Credit Facility contains financial covenants requiring the Company to maintain a minimum availability under the line of credit and a minimum fixed charge ratio, along with limiting capital expenditures. Additionally, in the event of the sale of the Cosmetics division, $10 million of the term loan must be repaid.

     In conjunction with the refinancing, the bondholders consented to amending the Indenture for the Senior Notes to allow for 1) the borrowing of up to $50 million under the line of credit and 2) a tender for the remaining $50 million of Senior Notes at a 15% discount upon the sale of the Cosmetics division, subject to reaching an agreement to sell the division by December 31, 2000 and the sale occurring before March 31, 2001. Negotiations are currently in process regarding the sale of the Cosmetics division; however, no assurance can be given that the transaction will be completed. Following payment of fees and other applicable expenses, the Company expects the gain associated with the refinancing to approximate $4.9 million. The gain will be recognized in the third quarter based on the closing date of the Amendment.

     The Credit Facility requires repayment of the term loan in monthly installments of $449 beginning in February 2001, with a balloon payment of $8,526 due on February 1, 2006. The payment terms have been reflected in the accompanying Consolidated Balance Sheet. The Credit Facility is guaranteed by Holdings and all of the subsidiaries of the Company. As a result, the Senior and Senior Subordinated Notes are also guaranteed by Holdings and all subsidiaries of the Company.

6.  PRO FORMA INFORMATION

    The following statement of income data for the twenty-six weeks ended July 3, 1999 gives effect to the acquisition of Souplex and the sale of the Lakewood, Betta and Germany divisions as if they had occurred at the beginning of the period.


          Net sales......................................        $ 205,471
          Operating income...............................        $  12,240
          Loss before taxes and extraordinary item.......        $  (2,764)

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

         The Company's operating results have been lower than expected since the Merger. The disappointing results are primarily attributable to the Display, Germany, Medical, Compression, Tooling and European divisions, along with charges to sell or close unnecessary facilities. Management has and continues to evaluate all of its operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building division in March 1999, 3) close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities, 4) sell its Paderborn, Germany division, which had incurred significant losses due to declines in volume, in December 1999 and 5) enter into an agreement to sell its Chalon Sur Saone Cedex France tooling facility in June 2000.

         The Company is currently negotiating for the sale of its Cosmetics division. A potential acquirer is currently performing its due diligence procedures. While no assurance can be given that the transaction will be completed, management is optimistic that the transaction will close by the end of 2000. The net proceeds, which are yet uncertain in amount due to the due diligence procedures, would be used to retire debt.

         Management continues to dedicate extensive resources to improve the performance of the Medical, Tooling and European divisions. The Medical division was impacted by the cost structures within its facilities along with financial difficulties of certain of its non-core customers. The Company has dedicated one facility to medical customers, moving production from two other facilities that had been in part serving these customers. The Company continues to address the cost structure within the remaining medical facility. Additionally, relocation of the medical business allowed the Company to focus another facility on the telecom business. The tooling divisions in both the United States and Europe have been impacted by declining margins and excess capacity. The UK division has been impacted by declining revenues from a significant customer. This revenue decline is expected to reverse later in 2000 as sales begin to new customers. The France division has been impacted by start-up costs associated with the Villefranche facility, declining prices and increases in raw material costs. It is expected that France will continue to be impacted by these issues for the remainder of 2000. However, actions have been taken to raise prices with low margin customers. Additionally, the relocation of jobs within the division, which will occur as a result of the Villefranche facility, is expected to have a positive impact beginning in 2001.

         The Display division was significantly impacted by the delayed introduction of its primary customer's significant new program in early 1999 due to product design and tooling changes. The Compression division's cost structure was not in line with its volume, nor was it focused on its core competencies. Additionally, since the merger, management has spent significant effort consolidating the Cosmetics division's production. As a result of the consolidation efforts, the 2000 operating profit of the Cosmetics division has improved by $3.8 million over the same period in 1999.

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

         Certain of the Company's operating data for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999 are set forth below as percentages of net sales.


                                                      Thirteen Weeks Ended     Twenty-six Weeks Ended
                                                     -----------------------  -------------------------
                                                      July 1,       July 3,      July 1,      July 3,
                                                       2000          1999         2000         1999
                                                       ----          ----         ----         ----
Net sales                                            100.0%         100.0%       100.0%       100.0%
Gross profit                                          13.0%          14.3%        12.8%        12.7%
Selling, general and administrative                    9.1%           9.5%         8.8%         8.9%
Closure or sale of facilities                          1.3%           0.0%         0.4%         0.0%
Operating income                                       2.6%           4.4%         3.6%         3.8%
Interest expense, net                                  9.2%           6.7%         8.7%         7.0%
Provision for income taxes                            (0.5)%         (0.3)%       (0.4)%       (0.1)%
Net income (loss)                                     (6.3)%         (1.9)%       (4.8)%       (3.2)%



THIRTEEN WEEKS ENDED JULY 1, 2000  VERSUS JULY 3, 1999

         NET SALES. Net sales decreased by $19.3 million, or 18.2%, to $86.5 million for 2000 from $105.8 million for 1999, due in part to the disposition of the Germany division, which was offset by the acquisitions of the Souplex and Compression divisions. On a pro forma basis, sales decreased $18.3 million, or 17.5%. Sales decreased in the Display division by $13.1 million as the introduction of the Maybelline '99 Wall Program had a significant impact on 1999 sales. Sales declined by $4.6 million in the Brush division due to the anticipated reduction in the program with Proctor and Gamble. Sales declined by $2.1 million in the Medical division due to weaknesses in demand for the products of the Company's customers.

         GROSS PROFIT. Gross profit decreased by $3.9 million, or 25.8%, to $11.3 million for 2000 from $15.2 million for 1999. On a pro forma basis, gross profit decreased $5.4 million or 32.3%. The decrease was the result of the decreased volume in the Display, Brush and Medical divisions ($4.9 million), increased raw material costs in France and inefficiencies in the tooling operations in France. Additionally, the Brush division benefited from a retroactive price increase in 1999 that positively impacted gross profit by approximately $1.0 million. These decreases were offset in part by efficiencies gained in the consolidation of the Cosmetic facilities.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $2.2 million, or 21.8%, to $7.9 million for 2000 from $10.1 million for 1999 due primarily to the disposition of the Germany division. On a pro forma basis, SG&A expenses decreased $1.3 million or 14.4% due to reductions in personnel and administrative expenses in the Souplex division since its acquisition and a focus on reduction of SG&A expenses across all divisions of the Company, especially in the areas of travel and professional services.

         CLOSURE OR SALE OF FACILITIES. The Company recognized a loss of $1.1 million for the anticipated loss on the sale of its Chalon Sur Saone Cedex France tooling facility. The transaction is expected to be finalized in the third quarter of 2000.

         OPERATING INCOME. Operating income decreased by $2.8 million, or 55.4%, to $2.3 million for 2000 from $5.1 million for 1999 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $0.9 million, or 11.8%, to $8.0 million for 2000 from $7.1 million for 1999 due to increased borrowings and higher interest rates under the Company's credit facility.

         INCOME TAXES. The Company recognized an income tax benefit of $441 for 2000 compared to a benefit of $370 for 1999. The benefits were the result of losses in the French division.

         NET LOSS. Net loss increased $3.4 million, to $5.9 million for 2000 from $2.0 million 1999 as a result of the above factors.

TWENTY-SIX WEEKS ENDED JULY 1, 2000 VERSUS JULY 3, 1999

         NET SALES. Net sales decreased by $27.5 million, or 13.3%, to $179.8 million for 2000 from $207.3 million for 1999, due to the disposition of the Germany division, which was offset by the acquisitions of the Souplex and Compression divisions. On a pro forma basis, sales decreased $25.7 million, or 12.5%. Sales decreased in the Display division by $17.8 million from 1999 due to the Maybelline `99 Wall Program. Sales decreased in the Brush division by $7.2 million due to declines in the program with Proctor and Gamble.

         GROSS PROFIT. Gross profit decreased by $3.2 million, or 12.2%, to $23.1 million for 2000 from $26.2 million for 1999. On a pro forma basis, gross profit decreased $7.0 million or 23.2%. The decrease was the result of the decreased sales in the Display and Brush divisions ($5.4 million), a decline in efficiencies in Telecom and Medical divisions ($2.4 million), increased raw material costs in France, inefficiencies in the tooling operations in France and start-up costs associated with a new facility in France. These declines were offset in part by improvements made in the Cosmetics division.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $2.7 million, or 14.6%, to $15.7 million for 2000 from $18.4 million for 1999 due to the disposition of the Germany division. On a pro forma basis, SG&A expenses decreased $2.2 million or 12.3% due to reductions in expenses in the Souplex division since its acquisition and a focus on reduction of SG&A expenses across all divisions of the Company.

         CLOSURE OR SALE OF FACILITIES. The Company recognized a loss of $1.1 million for the anticipated loss on the sale of its Chalon Sur Saone Cedex France tooling facility. Additionally, the Company reversed $0.3 million of the charge taken in 1999 to restructure the Compression division due to the better than anticipated settlement of the division's previous facility lease.

         OPERATING INCOME. Operating income decreased by $1.3 million, or 16.9%, to $6.5 million for 2000 from $7.8 million for 1999 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $1.2 million, or 8.5%, to $15.7 million for 2000 from $14.5 million for 1999 due to increased borrowing and higher interest rates under the credit facility.

         INCOME TAXES. The Company recognized an income tax benefit of $768 for 2000 compared to $131 for 1999. The benefit was the result of losses incurred in the French division.

         NET LOSS. Net loss increased $1.9 million, to $8.5 million for 2000 from $6.6 million 1999 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures required payments of principal and interest on various debt instruments.

         Effective August 11, 2000, the Company entered into an Amended and Restated Credit Agreement with Bank of America (the "Credit Facility"). The Credit Facility contains a $50 million line of credit (subject to borrowing base limitations) and a $35 term loan. At August 11, 2000, approximately $10 million was available under the Credit Facility. The proceeds of the term loan, along with borrowings of $7.5 million under the line of credit were used to retire $50 million of the 11.75% Senior Note (the "Senior Notes") at a 15% discount. The Credit Facility contains financial covenants requiring the Company to maintain a minimum availability under the line of credit and a minimum fixed charge ratio, along with limiting capital expenditures. Additionally, in the event of the sale of the Cosmetics division, $10 million of the term loan must be repaid.

     In connection with the refinancing, the bondholders consented to amending the Indenture (the "Amendment") for the Senior Notes to allow for 1) the borrowing of up to $50 million under the line of credit and 2) a tender for the remaining $50 million of Senior Notes at a 15% discount upon the sale of the Cosmetics division, subject to reaching an agreement to sell the division by December 31, 2000 and the sale occurring before March 31, 2001.

         The Company has no significant principal payments due in 2000. Interest payments are expected to total approximately $14.0 million for the remainder of the year. The Company expects capital expenditures, including equipment obtained under lease agreements, to approximate $3.5 million for the remainder of the year. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Credit Facility.

         In 2000, the Company's cash generated from operations increased by $0.2 million to $1.7 million from $1.5 million in 1999. The Company spent $5.2 million in the first half of 2000 to make purchases of property, plant and equipment. The Company has borrowed $4.8 million under the Credit Facility during 2000. The Company has borrowed an additional $2.7 million under the Credit Facility in the third quarter, resulting in an outstanding balance of $7.5 million as of August 10, 2000.

         Cash flows from operating activities have historically been and management believes will continue to be sufficient to meet the Company's debt service obligations. Additionally, management believes the Credit Facility gives the Company an improved capital structure which will be sufficient to fund a moderate growth rate.

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


Date:  August 15, 2000                    MOLL INDUSTRIES, INC.



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