Form 10-Q
period 2001-03-31
MOLL INDUSTRIES INC; ANCHOR HOLDINGS INC
filed 2001-05-21
CIK 1030452, 1030451

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended March 31, 2001

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

                             2100 S.W. 71st Terrace
                                Davie, FL 33317
                    (Address of Principal Executive Offices)
                                   (Zip Code)

Registrant's Telephone Number, Including Area Code:    (954) 577-2660

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         DATE                        CLASS                  OUTSTANDING SHARES
   May 18, 2001              Anchor Holdings, Inc.
                         Common Stock, $.01 par value            1,551,218

   May 18, 2001                Moll Industries, Inc.
                         Common Stock, $.01 par value               100

Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.
-------------------------------------------------------------------------------


           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                              TABLE OF CONTENTS

                                                                         PAGE
Introduction................................................................1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................2

             Consolidated Balance Sheets at March 31, 2001
              and December 31, 2000.........................................2

             Consolidated Statements of Operations for
             the Thirteen Weeks Ended March 31, 2001
             and April 1, 2000..............................................3

             Consolidated Statements of Comprehensive Income (Loss) for
             the Thirteen Weeks Ended March 31, 2001
             and April 1, 2000..............................................4

             Consolidated Statements of Cash Flows
             for the Thirteen Weeks Ended March 31, 2001
             and April 1, 2000..............................................5

             Notes to Consolidated Financial Statements...................6-7


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................8

Item 3.      Quantitative and Qualitative Disclosures about Market Risks...11


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................12

Signatures..................................................................13


INTRODUCTION

         Moll Industries, Inc. (the "Company") is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. Anchor Holdings, Inc. ("Holdings") does not have any material operations other than ownership of all of the capital stock of the Company.

         The Company serves over 350 customers, including leading multinational companies such as Asyst, Invensys, Kimberly-Clark, Motorola, Renault, Schering-Plough, SEB, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including consumer products, communications/connectivity, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles.

         The Company has 22 manufacturing facilities with approximately 600 molding machines throughout North America and Europe, including France, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced manufacturing facilities and equipment enable it to provide customized solutions to highly demanding customer specifications.


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

------------------------------------------------------------------------------|--------------------------------
 |                       |                    |                    |                    |                      |
Moll Industries,  Moll Industries UK,   Moll France SARL     Anchor Advanced       Compression, Inc.         Moll do
  Limited            Limited                                 Products Foreign                              Brazil LTDA
                                                             Sales Corporation


Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                                  MARCH 31,    DECEMBER 31,
                                                                    2001         2000
                                                                  --------    -------------
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................   $     687    $     378
  Accounts receivable, net of reserves for doubtful accounts of
     $2,153 and $2,226, respectively ..........................      61,230       62,181
  Inventories, net ............................................      20,342       23,181
  Deposits on tooling .........................................       8,183        6,998
  Other current assets ........................................       2,039        1,871
                                                                  ---------    ---------
          Total current assets ................................      92,481       94,609
                                                                  ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land ........................................................       2,350        2,371
  Buildings ...................................................      33,585       34,345
  Machinery and equipment .....................................      86,651       87,641
  Less: accumulated depreciation ..............................     (43,860)     (40,892)
                                                                  ---------    ---------
     Property, plant and equipment, net .......................      78,726       83,465
                                                                  ---------    ---------
PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE ...................       1,811        1,811
                                                                  ---------    ---------
GOODWILL, NET .................................................      13,497       14,092
                                                                  ---------    ---------
INTANGIBLE AND OTHER ASSETS, NET ..............................      14,077       15,183
                                                                  ---------    ---------
          Total assets ........................................   $ 200,592    $ 209,160
                                                                  =========    =========
           LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term obligations ....................   $   7,456    $   8,175
  Short-term borrowings .......................................      18,106        6,832
  Accounts payable ............................................      42,992       42,444
  Accrued interest ............................................       4,000        7,315
  Accrued liabilities .........................................      13,790       15,683
  Deferred tooling revenue ....................................       6,404        4,682
                                                                  ---------    ---------
          Total current liabilities ...........................      92,748       85,131
                                                                  ---------    ---------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION .................     159,205      174,641
                                                                  ---------    ---------
FAIR VALUE OF INTEREST RATE SWAP AGREEMENT ....................       3,160           --
                                                                  ---------    ---------
DEFERRED INCOME TAXES .........................................       2,309        2,727
                                                                  ---------    ---------
OTHER NON-CURRENT LIABILITIES .................................       6,533        6,974
                                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES

DEFICIT:
  Common stock ($.01 par value, 2,000 shares authorized, 1,551
     shares issued and outstanding) ...........................          15           15
  Additional paid in capital ..................................       2,372        2,372
  Accumulated deficit .........................................     (53,964)     (55,052)
  Accumulated other comprehensive loss.........................     (11,786)      (7,648)
                                                                  ---------    ---------
          Total deficit .......................................     (63,363)     (60,313)
                                                                  ---------    ---------
          Total liabilities and deficit .......................   $ 200,592    $ 209,160
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

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                 THIRTEEN WEEKS ENDED
                                                 --------------------
                                                 MARCH 31,   APRIL 1,
                                                   2001        2000
                                                 ---------   --------
NET SALES ...................................    $ 67,054   $ 93,311
COST OF SALES ...............................      60,208     81,511
                                                 --------   --------
  Gross profit ..............................       6,846     11,800
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES ...............................       6,926      7,860
LOSS (GAIN) ON RESTRUCTURE OR CLOSURE OF
     FACILITY................................         671       (300)
                                                 --------   --------
  Operating income (loss)....................        (751)     4,240
INTEREST EXPENSE, NET .......................       6,729      7,730
OTHER (INCOME) EXPENSE ......................        (163)       (20)
                                                 --------   --------
INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY
  ITEM ......................................      (7,317)    (3,470)
PROVISION (BENEFIT) FOR INCOME TAXES ........        (675)      (327)
                                                 --------   --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM ......................................      (6,642)    (3,143)
EXTRAORDINARY ITEM ..........................       7,730         --
                                                 --------   --------
NET INCOME (LOSS) ...........................    $  1,088   $ (3,143)
                                                 ========   ========
NET LOSS PER SHARE BEFORE EXTRAORDINARY
  ITEM ......................................    $  (4.28)  $  (2.03)
                                                 ========   ========
NET INCOME (LOSS) PER SHARE .................    $   0.70   $  (2.03)
                                                 ========   ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       1,551      1,551
                                                 ========   ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                         (IN THOUSANDS AND UNAUDITED)

                                                 THIRTEEN WEEKS ENDED
                                                 --------------------
                                                 MARCH 31,   APRIL 1,
                                                   2001       2000
                                                 ---------  ---------
NET INCOME (LOSS) .......................        $ 1,088    $(3,143)
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment         (2,042)    (1,932)
  Cumulative effect of accounting
  change ................................         (2,204)        --
  Amortization of cumulative effect of
  adopting SFAS No. 133..................            108         --
                                                 --------   -------
COMPREHENSIVE INCOME (LOSS) .............        $(3,050)   $(5,075)
                                                 ========   =======

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                            MARCH 31,      APRIL 1,
                                                              2001          2000
                                                            ---------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................   $1,088         $(3,143)
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation and amortization .......................    4,360           6,236
    Amortization of impact of adoption of SFAS No. 133...      108              --
    Extraordinary gain...................................   (7,730)             --
    (Gain) loss on disposal of fixed assets .............       --              14
    Deferred income taxes ...............................     (675)           (407)
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable ...............................      777          (9,004)
      Inventories .......................................    2,428             653
      Other current assets ..............................      (52)             94
      Deposits on tooling ...............................   (1,314)         (1,004)
      Other assets ......................................      325             (36)
      Accounts payable ..................................      893           8,543
      Accrued liabilities ...............................   (5,035)         (1,351)
      Deferred tooling revenue ..........................    1,390             268
      Other liabilities .................................      533              31
                                                            ------         -------
         Total adjustments ..............................   (3,992)          4,037
                                                            ------         -------
      Net cash provided by (used in) operating activities   (2,904)            894
                                                            ------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................     (752)         (4,168)
  Proceeds on disposal of fixed assets ..................       41              --
                                                            ------         -------
      Net cash used in investing activities .............     (711)         (4,168)
                                                            ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    facilities...........................................    9,693           3,303
  Proceeds from issuance of long-term obligations .......       --              45
  Principal payments on long-term obligations ...........   (5,923)         (1,229)
                                                            ------         -------
      Net cash provided by financing activities .........    3,770           2,119
                                                            ------         -------
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH ..................................................      154             (27)
                                                            ------         -------
NET CHANGE IN CASH ......................................      309          (1,182)
                                                            ------         -------
BALANCE AT BEGINNING OF PERIOD ..........................      378           1,350
                                                            ------         -------
BALANCE AT END OF PERIOD ................................   $  687         $   168
                                                            ======         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ................................   $8,621         $ 6,825
                                                            ======         =======
  Cash paid for income taxes ............................   $   --         $    --
                                                            ======         =======

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

2. FINANCIAL CONDITION

    The Company's Credit Facility contains certain financial and restrictive covenants. The Company is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Management's projections and related operating plans, while still projecting net losses in 2001, indicate the Company can remain in compliance with the financial covenants and meet its expected obligations throughout 2001. However, the projections anticipate improved operating performance over recent results and as with all projections, it is not certain management's projections will be achieved. Management is also pursuing other alternative financing options to supplement the revolving loan, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, the sale and leaseback of real estate, and substantial refinancing of the Company's capital structure.


3.  BASIS OF PRESENTATION

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

    The quarterly financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal, recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto are read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. Results of operations in the interim periods are not necessarily indicative of results to be expected for a full year.

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

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, requires all derivatives to be recognized separately in the statement of financial position and to be measured at fair value. Under SFAS No. 133, the Company's interest rate swap agreement is considered a derivative. The Company recorded a loss of approximately $2,204 as of January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statement of Comprehensive Income
(Loss) to record the interest rate swap agreement at estimated fair value.

    In the first quarter of 2001, the Company recognized a loss of $956 due to the reduction in fair value of the interest rate swap agreement. This loss has been reflected as interest expense in the accompanying Consolidated Statements of Operations in the first quarter of 2001. Additionally, the Company began amortizing the cumulative effect of accounting change resulting in a $108 charge to interest expense in the first quarter of 2001. The cumulative effect of accounting change will be amortized over the remaining 61 months of the interest rate swap agreement.

5.  DISPOSITIONS, CLOSURES AND CONSOLIDATIONS

    The Company has been formed by a number of acquisitions. The operating results of the Company have been less than expected since the acquisitions. As a result, management has and continues to evaluate all of its operations. As a result, several facilities have been consolidated or sold. Additional closures or dispositions are likely as management continues the evaluation.

COSMETICS DIVISION

    Effective November 14, 2000, the Company sold its Cosmetics division. Assets sold in the transaction included the relationships with L'Oreal/Maybelline and Mary Kay, the production facility in Matamoros, Mexico and the working capital associated with the division. The division had sales and operating profit of $10,862 and $1,695, respectively, in the first quarter of 2000.

COMPRESSION--ORANGE COUNTY

    Effective December 31, 2000, the Company sold the Orange County, CA location of Compression. The division had sales and operating loss of $1,230 and $283, respectively in the first quarter of 2000.

DISPLAY DIVISION

    On October 26, 2000, the Company reached an agreement with Maybelline to cancel immediately the contract for the production of point-of-purchase display units for Maybelline. The division was closed effective October 28, 2000. The division had sales and operating profit of $4,708 and $57, respectively, in the first quarter of 2000.

CRISSEY FACILITY

    During the first quarter of 2001, the Company finalized its plan to consolidate the Crissey, France facility into the Rouvray, France facility. The Company recognized a loss of $671 in 2001 related primarily to severance costs in association with this consolidation.

6.  LONG TERM OBLIGATIONS

     In January 2001, the Company purchased on the open market $13,505 of its 10.5% Subordinated Notes ("Subordinated Notes") for $5,061, resulting in a net gain of $7,730. The gain has been included as an "Extraordinary Item" in the accompanying consolidated statements of operations.

7.  LITIGATION

    The entity that acquired the Company's Germany operations in 1999 filed a lawsuit in 2001 against the Company for loss of profits due to the bankruptcy of the Germany operation. The plaintiff is seeking damages in the amount of approximately $3,800. Management believes the suit is without merit and plans to defend it vigorously; however, the ultimate resolution of this matter is currently unknown.

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

OVERVIEW

         The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 350 customers, including leading multi-national companies such as Asyst, Invensys, Kimberly-Clark, Motorola, Renault, Schering-Plough, SEB, Siemens, Whirlpool and Xerox. Products using the Company's components are sold in a wide range of end-markets, including consumer products, communications/connectivity items, household appliances, automobiles and medical devices.

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

         The Company's operating results have been lower than expected since the Merger. As a result, management has and continues to evaluate all of it operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building facility in March 1999, 3) close its Round Rock, TX molding facility, 4) sell its Paderborn, Germany facility, which had incurred significant losses due to declines in volume, in December 1999, 5) sell its Chalon, France tool building operation in June 2000, 6) discontinue its Display division in November 2000, 7) sell its Cosmetics division to a strategic buyer in November 2000, 8) sell the California location of Compression in December 2000 and 9) consolidate the Crissey, France facility into the Rouvray, France facility in May 2001.

         During 2000 and the first quarter of 2001, the French division performed at a lower than expected level. The disappointing results were primarily attributable to 1) the start-up of a new facility associated with a significant expansion of the contract with SEB and the move of the previously existing business with SEB to the new facility, 2) product pricing issues associated with the SEB contract, 3) decline in tool building activity and associated margins and 4) an increase in resin prices that could not be passed on to the automotive market. As a result of the poor performance, the unit manager previously responsible for the North American home appliance and business equipment units has been temporarily relocated to France to manage its operations. Additionally, the Company is pursuing opportunities to sell its French tool building operations.

         Management continues to evaluate its other divisions as to their future strategic fit within the organization and their projected results of operations. Additional locations/divisions will most likely be sold or closed as management continues the evaluation. Concurrently, subject to the availability of financing, expansion could occur in other divisions as the Company continues its growth with strategic customers.

         During 2000, management initiated a program to reduce the Company's leverage. The Company's debt was reduced from $254.4 million at April 1, 2000 to $184.8 million at March 31, 2001.

Certain of the Company's operating data for the thirteen weeks ended March 31, 2001 and April 1, 2000 are set forth below as percentages of net sales.

                                                                         Thirteen Weeks Ended,
                                                                         March 31,      April 1,
                                                                           2001          2000
                                                                         ---------      ---------
Net sales                                                                100.0%           100.0%
Gross profit                                                              10.2%            12.6%
Selling, general and administrative                                       10.3%             8.4%
Loss (gain) on restructure or closure of facility                          1.0%            (0.3)%
Operating income (loss)                                                   (1.1)%            4.5%
Interest expense, net                                                     10.0%             8.3%
Provision (benefit) for income taxes                                      (1.0)%           (0.3)%
Extraordinary item                                                        11.5%              --
Net income (loss)                                                          1.6%            (3.4)%


THIRTEEN WEEKS ENDED MARCH 31, 2001 VERSUS APRIL 1, 2000

         NET SALES. Net sales decreased by $26.2 million, or 28.1%, to $67.1 million for 2001 from $93.3 million for 2000, due in part to the disposition of the Cosmetics and Compression-California divisions and the closure of the Display division. On a pro forma basis, sales decreased $9.5 million. Sales decreased $4.2 million in the Brush division due to the conclusion of the Colgate contract. Sales decreased $3.1 million in the Medical division due primarily to a $1.8 million decrease in sales to Abbott and a $0.6 million decrease in sales to Fullerton. Sales in France decreased by $1.5 million due to a decline in sales to Renault of $1.4 million as Renault reduced inventory in association with a model change. Additionally, sales in US$ were $2.0 million lower in 2001 than 2000 due to the strengthening of the US$ against foreign currencies. These decreases were offset by an increase in the Communications/Connectivity division due to a $2.1 million increase in sales to Asyst and a $0.5 million increase in sales to Motorola.

         GROSS PROFIT. Gross profit decreased by $5.0 million, or 42.0%, to $6.8 million for 2001 from $11.8 million for 2000, in part due to the disposition and closure activity noted above. On a pro forma basis, gross profit decreased $2.8 million. Decreases in gross profit occurred in the Brush division ($0.9 million), the Medical division ($0.8 million) and in France ($1.0 million) due to the decline in sales discussed above. Additionally, decreases occurred in France due to the start-up of the VilleFranche facility ($0.5 million) and in the United Kingdom due to the start-up of the Dyson project ($0.5 million). These decreases were offset in part by an increase in gross profit of the Communications/Connectivity division of $1.1 million due to the increased sales and efficiency improvements made in the Florida facility.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $1.0 million, or 11.9% to $6.9 million for 2001 from $7.9 million for 2000 due to the disposition and closure activity discussed above. On a pro forma basis, SG&A expenses decreased $0.1 million due to reductions made in overhead costs.

         LOSS (GAIN) ON RESTRUCTURE OR CLOSURE OF FACILITY. Loss on restructure or closure of facility in 2001 consists of the anticipated loss to be realized on the consolidation of the Crissey, France facility into the Rouvray, France facility. The gain in 2000 related to the leasing of the Compression-CA facility more quickly than was anticipated when the reserve for the lease was established in 1999.

         OPERATING INCOME (LOSS). Operating income decreased by $5.0 million to a loss of ($0.8 million) for 2001 from $4.2 million for 2000 for the reasons listed above. On a pro forma basis, operating income decreased $3.4 million.

         NET INTEREST EXPENSE. Net interest expense decreased by $1.0 million, or 12.9% to $6.7 million for 2001 from $7.7 million for 2000. Included in interest expense for the first quarter of 2001 is a charge of $1.1 million related to recording the estimated fair value of the Company's interest rate swap. This expense must be recorded pursuant to SFAS No. 133; however, it will not have a negative cash impact on the Company unless it cancels the agreement prior to maturity. This increase was offset by a decrease in interest expense due to the reduction in debt as a result of management's plan to reduce leverage.

         INCOME TAX BENEFIT. Income tax benefit increased by $0.4 million to $0.7 million for 2001 from $0.3 million for 2000 due to losses in the France division in 2001.

         EXTRAORDINARY ITEM. Extraordinary income of $7.7 million consists of the gain realized on the purchase of $13.5 million of the Subordinated Notes in the first quarter of 2001.

         NET INCOME (LOSS). Net income (loss) improved to income of $1.1 million from a loss of $3.1 million for 2000 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

    The Company incurred net losses of $14.9 million, $32.5 million and $5.9 million for the years ended December 31, 1998, 1999 and 2000, respectively, and has a stockholder's deficit of $63.2 million at March 31, 2001.

    The Company's Credit Facility contains certain financial and restrictive covenants. The Company is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Management's projections and related operating plans, while still projecting net losses in 2001, indicate the Company can remain in compliance with the financial covenants and meet its expected obligations throughout 2001. However, the projections anticipate improved operating performance over recent results and as with all projections, it is not certain management's projections will be achieved. Management is also pursuing other alternative financing options to supplement the revolving loan, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, the sale and leaseback of real estate, and substantial refinancing of the Company's capital structure.

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

    The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on borrowings under the Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the 11.75% Senior Notes and Subordinated Notes and principal at maturity.

    The Company's Credit Facility consists of a Term Note (with an outstanding balance of $22.9 million at March 31, 2001) and a $45 million Revolving Loan (with an outstanding balance of $16.8 million as of March 31, 2001). In January 2001, the Company utilized $5.1 million of the availability under its revolving loan to retire $13.5 million of its Subordinated Notes. At May 18, 2001, availability under the Revolving Loan was $4.1 million.

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

    The Company's cash provided by (used in) operations decreased by $3.8 million to $(2.9) million for first quarter 2001 from $0.9 million for first quarter 2000. Financing activities required the use of $5.0 million associated with retirement of $13.5 million of the Subordinated Notes. The Company spent $0.8 million to make purchases of property, plant and equipment.

    The Company believes that cash flows from operating activities, along with funds available under the Revolving Loan and other alternative financing options, will be adequate to meet debt service obligations, working capital needs and planned capital expenditures for 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. The Company has entered into an agreement to fix the interest rate on $50 million related to its Credit Facility. It has not entered into any derivative-hedging transactions to manage its foreign currency risks.

    The Company derived approximately 38% of its 2001 net sales to date from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

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


Date:  May 21, 2001                       MOLL INDUSTRIES, INC.


                                          By: /s/ William W. Teeple
                                              -----------------------------
                                              William W. Teeple
                                              Chief Financial Officer

                                          ANCHOR HOLDINGS, INC.



                                          By: /s/ William W. Teeple
                                              -----------------------------
                                              William W. Teeple
                                              Chief Financial Officer