Form 10-Q
period 2001-06-30
MOLL INDUSTRIES INC; ANCHOR HOLDINGS INC
filed 2001-08-14
CIK 1030452, 1030451

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 2001

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ______________ to _____________

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


      DATE                               CLASS                      OUTSTANDING SHARES
August 10,  2001          Anchor Holdings, Inc.
                          Common Stock, $.01 par value                   1,551,218
August 10, 2001           Moll Industries, Inc.
                          Common Stock, $.01 par value                         100


Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.


-------------------------------------------------------------------------------

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                               TABLE OF CONTENTS


                                                                                                          PAGE

Introduction.......................................................................................         1

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements................................................................         2
               Consolidated Balance Sheets at June 30, 2001
               and December 31, 2000...............................................................         2
               Consolidated Statements of Operations for
               the Thirteen and Twenty-six Weeks Ended June 30, 2001
               and July 1, 2000....................................................................         3
               Consolidated Statements of Comprehensive Income (Loss) for
               the Thirteen and Twenty-six Weeks Ended June 30, 2001
               and July 1, 2000....................................................................         4
               Consolidated Statements of Cash Flows
               for the Twenty-six Weeks Ended June 30, 2001
               and July 1, 2000....................................................................         5
               Notes to Consolidated Financial Statements..........................................         6
Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................................................         9
Item 3.        Quantitative and Qualitative Disclosures about Market Risks.........................        14
PART II.       OTHER INFORMATION
Item 6.        Exhibits and Reports on Form 8-K....................................................        15
Signatures.........................................................................................        16

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

         The structure of the Company is as indicated in the table below:


                                           AMM Holdings, Inc.
                                                    |
                                                    |
                                          Anchor Holdings, Inc.
                                                    |
                                                    |
                                          Moll Industries, Inc.
                                                    |
                                                    |
                                                    |
-----------------------------------------------------------------------------------------------------------------------
Moll Industries,    Moll Industries UK,    Moll France SARL     Anchor Advanced       Compression, Inc.     Moll do
Limited             Limited                                     Products Foreign                            Brazil LTDA
                                                                Sales Corporation

Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2001             2000
                                                                              ---------        ------------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................        $     272         $     378
  Accounts receivable, net of reserves for doubtful accounts of
     $2,629 and $2,226, respectively .................................           53,796            62,181
  Inventories, net ...................................................           19,110            23,181
  Deposits on tooling ................................................            7,906             6,998
  Other current assets ...............................................            1,736             1,871
                                                                              ---------         ---------
          Total current assets .......................................           82,820            94,609
                                                                              ---------         ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land ...............................................................            1,861             2,371
  Buildings ..........................................................           25,382            34,345
  Machinery and equipment ............................................           74,293            87,641
  Less: accumulated depreciation .....................................          (37,588)          (40,892)
                                                                              ---------         ---------
     Property, plant and equipment, net ..............................           63,948            83,465
                                                                              ---------         ---------
PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE ..........................            6,352             1,811
                                                                              ---------         ---------
GOODWILL, NET ........................................................            9,571            14,092
                                                                              ---------         ---------
INTANGIBLE AND OTHER ASSETS, NET .....................................           14,664            15,183
                                                                              ---------         ---------
          Total assets ...............................................        $ 177,355         $ 209,160
                                                                              =========         =========
                                     LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term obligations ...........................        $   8,110         $   8,175
  Short-term borrowings ..............................................           12,307             6,832
  Accounts payable ...................................................           41,276            42,444
  Accrued interest ...................................................            6,611             7,315
  Accrued liabilities ................................................           14,588            15,683
  Deferred tooling revenue ...........................................            5,653             4,682
                                                                              ---------         ---------
          Total current liabilities ..................................           88,545            85,131
                                                                              ---------         ---------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION ........................          156,975           174,641
                                                                              ---------         ---------
FAIR VALUE OF INTEREST RATE SWAP AGREEMENT ...........................            2,692                --
                                                                              ---------         ---------
DEFERRED INCOME TAXES ................................................            1,631             2,727
                                                                              ---------         ---------
OTHER NON-CURRENT LIABILITIES ........................................            6,437             6,974
                                                                              ---------         ---------
COMMITMENTS AND CONTINGENCIES
DEFICIT:
  Common stock ($.01 par value, 2,000 shares authorized, 1,551
     shares issued and outstanding) ..................................               15                15
  Additional paid in capital .........................................            2,372             2,372
  Accumulated deficit ................................................          (68,741)          (55,052)
  Accumulated other comprehensive loss ...............................          (12,571)           (7,648)
                                                                              ---------         ---------
          Total deficit ..............................................          (78,925)          (60,313)
                                                                              ---------         ---------
          Total liabilities and deficit ..............................        $ 177,355         $ 209,160
                                                                              =========         =========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                     -------------------------         ---------------------------
                                                      JUNE 30,         JULY 1,         JUNE 30,          JULY 1,
                                                       2001             2000             2001              2000
                                                     --------         --------         ---------         ---------

NET SALES ...................................        $ 63,593         $ 86,500         $ 130,647         $ 179,811
COST OF SALES ...............................          58,130           75,243           118,338           156,754
                                                     --------         --------         ---------         ---------
  Gross profit ..............................           5,463           11,257            12,309            23,057
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES ...............................           9,161            7,886            16,087            15,746
LOSS ON RESTRUCTURE OR CLOSURE OF
     FACILITIES .............................           7,598            1,100             8,269               800
                                                     --------         --------         ---------         ---------
  Operating income (loss) ...................         (11,296)           2,271           (12,047)            6,511
INTEREST EXPENSE, NET .......................           5,037            7,961            11,766            15,691
OTHER (INCOME) EXPENSE ......................            (938)             176            (1,101)              156
                                                     --------         --------         ---------         ---------
LOSS BEFORE TAXES AND EXTRAORDINARY
   ITEM .....................................         (15,395)          (5,866)          (22,712)           (9,336)
PROVISION (BENEFIT) FOR INCOME TAXES ........            (618)            (441)           (1,293)             (768)
                                                     --------         --------         ---------         ---------
NET LOSS BEFORE EXTRAORDINARY
  ITEM ......................................         (14,777)          (5,425)          (21,419)           (8,568)
EXTRAORDINARY ITEM ..........................              --               --            (7,730)               --
                                                     --------         --------         ---------         ---------
NET LOSS ....................................        $(14,777)        $ (5,425)        $ (13,689)        $  (8,568)
                                                     ========         ========         =========         =========
NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM         $  (9.53)        $  (3.50)        $  (13.81)        $   (5.52)
                                                     ========         ========         =========         =========
NET LOSS PER SHARE ..........................        $  (9.53)        $  (3.50)        $   (8.83)        $   (5.52)
                                                     ========         ========         =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                        1,551            1,551             1,551             1,551
                                                     ========         ========         =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                          (IN THOUSANDS AND UNAUDITED)


                                                          THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                        ------------------------         -------------------------
                                                         JUNE 30,        JULY 1,         JUNE 30,         JULY 1,
                                                          2001             2000            2001             2000
                                                        --------         -------         --------         --------

NET INCOME (LOSS) ..............................        $(14,777)        $(5,425)        $(13,689)        $ (8,568)
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment ......            (893)           (749)          (2,935)          (2,681)
  Cumulative effect of accounting
       change ..................................              --              --           (2,204)              --
  Amortization of cumulative effect of
       adopting SFAS No. 133 ...................             108              --              216               --
                                                        --------         -------         --------         --------
COMPREHENSIVE INCOME (LOSS) ....................        $(15,562)        $(6,174)        $(18,612)        $(11,249)
                                                        ========         =======         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                                   TWENTY-SIX WEEKS ENDED
                                                                                -----------------------------
                                                                                 JUNE 30,            JULY 1,
                                                                                  2001                2000
                                                                                --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................            $(13,689)            $ (8,568)
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation and amortization ..................................               8,566               12,321
    Amortization of impact of adoption of SFAS No. 133 .............                 216                   --
    Extraordinary gain .............................................              (7,730)                  --
    Loss on disposal of fixed assets ...............................                 198                1,199
    Loss on restructure or closure of facilities ...................               7,598                  800
    Loss on impairment of goodwill .................................               3,580                   --
    Deferred income taxes ..........................................              (1,317)                (547)
   Changes in assets and liabilities, net of assets purchased and liabilities assumed:
      Accounts receivable ..........................................               3,445               (3,001)
      Inventories ..................................................               3,515                4,979
      Other current assets .........................................               2,468                 (349)
      Deposits on tooling ..........................................              (1,118)              (2,033)
      Other assets .................................................                (100)                 128
      Accounts payable .............................................               1,126                 (337)
      Accrued liabilities ..........................................              (2,619)              (2,727)
      Deferred tooling revenue .....................................                 934                  968
      Other liabilities ............................................                  (6)                 (40)
                                                                                --------             --------
         Total adjustments .........................................              18,756               11,361
                                                                                --------             --------
      Net cash provided by operating activities ....................               5,067                2,793
                                                                                --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................              (1,985)              (6,345)
  Proceeds on disposal of fixed assets .............................                 809                  293
  Equity investment ................................................                (575)                  --
                                                                                --------             --------
      Net cash used in investing activities ........................              (1,751)              (6,052)
                                                                                --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    Facilities .....................................................               3,720                4,242
  Principal payments on long-term obligations ......................              (7,133)              (2,071)
                                                                                --------             --------
      Net cash provided by (used in) financing activities ..........              (3,413)               2,171
                                                                                --------             --------
EFFECT OF EXCHANGE RATE CHANGES IN CASH ............................                  (9)                 (38)
                                                                                --------             --------
NET CHANGE IN CASH .................................................                (106)              (1,126)
                                                                                --------             --------
BALANCE AT BEGINNING OF PERIOD .....................................                 378                1,350
                                                                                --------             --------
BALANCE AT END OF PERIOD ...........................................            $    272             $    224
                                                                                ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...........................................            $ 10,883             $ 13,525
                                                                                ========             ========
  Cash paid for income taxes .......................................            $    250             $     --
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

2.       FINANCIAL CONDITION

         The Company's Credit Facility contains certain financial and restrictive covenants. The Company is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Due to underperformance of the European divisions, management is not certain the Company will be in compliance with certain covenants in future periods. Accordingly, management is pursuing a refinancing of the Credit Facility. Management is also pursuing other alternative financing options, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, and substantial refinancing of the Company's capital structure.

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

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, requires all derivatives to be recognized separately in the statement of financial position and to be measured at fair value. Under SFAS No. 133, the Company's interest rate swap agreement is considered a derivative. The Company recorded a loss of approximately $2,204 as of January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statement of Comprehensive Income (Loss) to record the interest rate swap agreement at estimated fair value.

         In the thirteen and twenty-six weeks ended June 30, 2001, the Company recognized a gain of $468 and a loss of $488, respectively due to the change in fair value of the interest rate swap agreement. These amounts have been reflected as interest expense in the accompanying Consolidated Statements of Operations. Additionally, the Company began amortizing the cumulative effect of accounting change resulting in a $108 and $216 charge to interest expense in the thirteen and twenty-six weeks ended June 30, 2001, respectively. The cumulative effect of accounting change will be amortized over the remaining 55 months of the interest rate swap agreement.

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141, which is effective immediately requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which is effective beginning on January 1, 2002, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9,291 associated with the Gemini and Anchor acquisitions that will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $197 and $394 for the thirteen and twenty-six weeks ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

5.       INVESTMENTS

         During the second quarter of 2001, the Company paid $575 for a 25% ownership interest in Brassmolde, a leading Brazilian plastics molder. This joint venture, Brasmolde-Moll Placticos S.A. is headquartered in Sao Paulo and will serve firms in the sector, particularly those in the communications and connectivity industries.

6.       DISPOSITIONS, CLOSURES AND CONSOLIDATIONS

         The Company has been formed by a number of acquisitions. The operating results of the Company have been less than expected since the acquisitions. As a result, management has and continues to evaluate all of its operations. As a result, several facilities have been consolidated or sold. Additional closures or dispositions are likely as management continues the evaluation.

COSMETICS DIVISION

         Effective November 14, 2000, the Company sold its Cosmetics division. Assets sold in the transaction included the relationships with L'Oreal/Maybelline and Mary Kay, the production facility in Matamoros, Mexico and the working capital associated with the division. The division had sales of $12,404 and $23,266 and operating profit of $2,284 and $3,979, in the thirteen and twenty-six weeks ended July 1, 2000, respectively.

COMPRESSION--ORANGE COUNTY

         Effective December 31, 2000, the Company sold the Orange County, CA location of Compression. The division had sales of $539 and $1,769 and operating loss of $172 and $455, in the thirteen and twenty-six weeks ended July 1, 2000, respectively.

DISPLAY DIVISION

         On October 26, 2000, the Company reached an agreement with Maybelline to cancel immediately the contract for the production of point-of-purchase display units for Maybelline. The division was closed effective October 28, 2000. The division had sales of $3,055 and $7,763 and operating loss of $268 and $211, in the thirteen and twenty-six weeks ended July 1, 2000, respectively.

CRISSEY FACILITY

         During the first quarter of 2001, the Company finalized its plan to consolidate the Crissey, France facility into the Rouvray, France facility. The Company recognized a loss of $671 in 2001 related primarily to severance costs in association with this consolidation.

MORRISTOWN, TN FACILITY

         During the second quarter of 2001, the Company formalized a plan to consolidate the operations of its Morristown, TN facility into other existing facilities. A loss of $5,219 was recognized in the second quarter related primarily to severance costs and the write-down of property, plant and equipment assets to estimated net realizable value in association with this consolidation.

ROCHESTER, NY FACILITY

         During the second quarter of 2001, the Company formalized a plan to consolidate the operations of its Rochester, NY facility into other existing facilities. A loss of $2,379 was recognized in the second quarter related primarily to severance costs and the write-down of property, plant and equipment assets to estimated net realizable value in association with this consolidation.

7.       ASSET IMPAIRMENT

         When factors are present which indicate the cost of long-lived assets may not be recovered, the Company evaluates the realizability of such assets, based upon the estimated undiscounted future cash flows of the asset, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the second quarter of 2001, due to the lack of anticipated improvements in the small appliance business combined with a decrease in the profits of the automotive business, management has determined, based on an analysis of the estimated undiscounted future cash flows of the division, that the goodwill associated with the French division is impaired. As a result, the goodwill balance was written-off through a charge of $3,580 which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

8.       LONG-TERM OBLIGATIONS

         In January 2001, the Company purchased on the open market $13,505 of its 10.5% Subordinated Notes ("Subordinated Notes") for $5,061, resulting in a net gain of $7,730. The gain has been included as an "Extraordinary Item" in the accompanying Consolidated Statements of Operations.

9.       LITIGATION

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

         Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida. In April 1999, the Company acquired three locations of Compression, Inc., which designs products for the industrial and consumer products markets. In May 1999, the Company acquired Souplex, Limited, a telecommunications and consumer products plastic molding and tool building company with three locations in the United Kingdom. In May, 2001, the Company entered into a joint venture with Brasmolde called Brasmolde-Moll Plasticos S.A. headquartered in Sao Paulo, Brazil to further serve the communications and connectivity market.

         The Company's operating results have been lower than expected since the Merger. As a result, management has and continues to evaluate all of it operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building facility in March 1999, 3) close its Round Rock, TX molding facility, 4) sell its Paderborn, Germany facility, which had incurred significant losses due to declines in volume, in December 1999, 5) sell its Chalon, France tool building operation in June 2000, 6) discontinue its Display division in November 2000, 7) sell its Cosmetics division to a strategic buyer in November 2000, 8) sell the California location of Compression in December 2000, 9) consolidate the Crissey, France facility into the Rouvray, France facility in May 2001, 10) consolidate the Morristown, TN facility into several U.S. facilities in September, 2001 and 11) consolidate the Rochester, NY facility into several U.S. facilities in September, 2001.

         During 2000 and through the second quarter of 2001, the French division performed at a lower than expected level. The disappointing results were primarily attributable to 1) the start-up of a new facility associated with a significant expansion of the Company's contract with SEB and the move of the previously existing business with SEB to the new facility, 2) product pricing issues associated with the SEB contract, 3) a decline in tool building activity and associated margins, 4) an increase in resin prices that could not be passed on to the automotive market and 5) decreased demand in the automotive industry. As a result of the poor performance, the unit manager previously responsible for the North American home appliance and business equipment units has been temporarily relocated to France to manage its operations.
Additionally, the Company is pursuing opportunities to possibly sell its French tool building operations. During the second quarter of 2001, due to the lack of anticipated improvements in the small appliance business combined with a decrease in the profits of the automotive business, management has determined, based on an analysis of the estimated undiscounted future cash flows of the division, that the goodwill associated with the French division is impaired. As such, the remaining goodwill at June 30, 2001 was eliminated through a charge of $3.6 million included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

         During 2000, management initiated a program to reduce the Company's leverage. The Company's debt was reduced from $256.8 million at July 1, 2000 to $177.4 million at June 30, 2001.

Certain of the Company's operating data for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000 are set forth below as percentages of net sales.


                                                                THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                                             -------------------------            ---------------------------
                                                             June 30,          July 1,            June 30,            July 1,
                                                              2001              2000                2001               2000
                                                             --------          -------            -------             -------
Net sales                                                    100.0%             100.0%             100.0%             100.0%
Gross profit                                                   8.6%              13.0%               9.4%              12.8%
Selling, general and administrative                           14.4%               9.1%              12.3%               8.8%
Loss  on restructure or closure of facility                   11.9%               1.3%               6.3%               0.4%
Operating income (loss)                                      (17.8)%              2.6%              (9.2)%              3.6%
Interest expense, net                                          7.9%               9.2%               9.0%               8.7%
Provision (benefit) for income taxes                          (1.0)%             (0.5)%             (1.0)%             (0.4)%
Extraordinary item                                              --                 --                5.9%                --
Net loss                                                     (23.2)%             (6.3)%            (10.5)%             (4.8)%

THIRTEEN WEEKS ENDED JUNE 30, 2001 VERSUS JULY 1, 2000

         NET SALES. Net sales decreased by $22.9 million, or 26.5%, to $63.6 million for 2001 from $86.5 million for 2000, due in part to the disposition of the Cosmetics and Compression-California divisions and the closure of the Display division. On a pro forma basis, sales decreased $7.0 million. In addition to these closures/dispositions, sales decreased $2.6 million in the Brush division due to the conclusion of the Colgate contract and phasing out of the Proctor & Gamble business. Sales decreased $2.6 million in the Medical division due primarily to a $1.5 million decrease in sales to Abbott and a $0.5 million decrease in sales to Terumo due to the customer moving production in-house. Sales in the Consumer Products division declined by $1.3 million due to decreased demand by two customers. Sales in France decreased by $6.5 million due to a decline in sales to Renault of $1.6 million as Renault reduced inventory in association with a model change, the loss of a customer, Valeo, which had sales of $1.0 million in the second quarter of 2000 and the continued decline in the tooling business. Additionally, sales in US$ were $0.5 million lower in 2001 than 2000 due to the strengthening of the US$ against foreign currencies. These decreases were offset by an increase in the Communications/Connectivity division due to a $1.9 million increase in sales to Asyst and an increase in sales of $2.5 million in the Appliance division due to increased demand from Whirlpool.

         GROSS PROFIT. Gross profit decreased by $5.8 million, or 51.5%, to $5.5 million for 2001 from $11.3 million for 2000, in part due to the disposition and closure activity noted above. On a pro forma basis, gross profit decreased $3.4 million. Decreases in gross profit occurred in the Brush division ($0.8 million), the Medical division ($0.4 million), the Consumer Products division ($0.5 million) and in France ($1.3 million) due to the decline in sales discussed above. These decreases were offset in part by an increase in gross profit in the Appliance division due to increased demand by Whirlpool.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $1.3 million, or 16.2% to $9.2 million for 2001 from $7.9 million for 2000 due to the disposition and closure activity discussed above. On a pro forma basis, SG&A expenses increased $2.0 million due to a charge of $3.6 million for the impairment of goodwill associated with the French division. This charge was offset by reductions made in overhead costs.

         LOSS ON RESTRUCTURE OR CLOSURE OF FACILITY. Loss on restructure or closure of facility in 2001 consists of the estimated loss to be realized on the consolidation of the Morristown, TN and Rochester, NY facilities into other U.S. facilities. The loss in 2000 related to the loss on the sale of its Chalon Sur Saone Cedex France tooling facility.

         OPERATING INCOME (LOSS). Operating income decreased by $13.6 million to a loss of ($11.3 million) for 2001 from income of $2.3 million for 2000 for the reasons listed above. On a pro forma basis, operating income decreased $13.4 million.

         NET INTEREST EXPENSE. Net interest expense decreased by $3.0 million, or 37.5% to $5.0 million for 2001 from $8.0 million for 2000. Included in interest expense is income of $0.5 million related to recording the change in the estimated fair value of the Company's interest rate swap. This income must be recorded pursuant to SFAS No. 133; however, it will not have a positive cash impact on the Company. Additionally, the Company experienced a decrease in interest expense due to the reduction in debt as a result of management's plan to reduce leverage.

         INCOME TAX BENEFIT. Income tax benefit increased by $0.2 million to $0.6 million for 2001 from $0.4 million for 2000 due to losses in the France division in 2001.

         NET LOSS. Net loss increased to $14.8 million from a loss of $5.4 million for 2000 as a result of the above factors.

TWENTY-SIX WEEKS ENDED JUNE 30, 2001 VERSUS JULY 1, 2000

         NET SALES. Net sales decreased by $49.2 million, or 27.3%, to $130.6 million for 2001 from $180.0 million for 2000, due in part to the disposition of the Cosmetics and Compression-California divisions and the closure of the Display division. On a pro forma basis, sales decreased $16.5 million. Sales decreased $6.9 million in the Brush division due to the conclusion of the Colgate contract and phasing out of the Proctor and Gamble business. Sales decreased $5.5 million in the Medical division due primarily to a $3.3 million decrease in sales to Abbott, a $0.5 million decrease in sales to Terumo due to these customers moving production in-house, and a $0.9 million decrease in sales to Fullerton due to the end of a significant contract. Sales in France decreased by $7.9 million due to a decline in sales to Renault of $3.0 million as Renault reduced inventory in association with a model change. Additionally, sales in US$ were $2.5 million lower in 2001 than 2000 due to the strengthening of the US$ against foreign currencies. These decreases were offset by an increase in the Communications/Connectivity division due to a $4.0 million increase in sales to Asyst and an increase in sales in the Appliance division due to increased demand from Whirlpool.

         GROSS PROFIT. Gross profit decreased by $10.8 million, or 46.6%, to $12.3 million for 2001 from $23.1 million for 2000, in part due to the disposition and closure activity noted above. On a pro forma basis, gross profit decreased $6.2 million. Decreases in gross profit occurred in the Brush division ($2.2 million), the Medical division ($1.2 million) and in France ($2.9 million) due to the decline in sales discussed above. Additionally, decreases occurred in France due to the start-up of the VilleFranche facility ($0.5 million) and in the United Kingdom due to the start-up of the Dyson project ($0.5 million). These decreases were offset in part by an increase in gross profit of the Communications/Connectivity division due to the increased sales and efficiency improvements made in the Florida facility in the first quarter and an increase in gross profit in the Fort Smith facility due to increased demand by Whirlpool.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $0.4 million, or 2.2% to $16.1 million for 2001 from $15.7 million for 2000 due to the disposition and closure activity discussed above. On a pro forma basis, SG&A expenses increased $1.9 million due to a charge of $3.6 million for the impairment of goodwill associated with the French division. This charge was offset by reductions made in overhead costs.

         LOSS (GAIN) ON RESTRUCTURE OR CLOSURE OF FACILITY. Loss on restructure or closure of facility in 2001 consists of the estimated loss to be realized on the consolidation of the Crissey, France facility into the Rouvray, France facility and the consolidation of the Morristown, TN and Rochester, NY facilities into other U.S. facilities. The loss in 2000 related to a gain on the leasing of the Compression-CA facility more quickly than was anticipated when the reserve for the lease was established in 1999, offset by the loss on the sale of its Chalon Sur Saone Cedex France tooling facility.

         OPERATING INCOME (LOSS). Operating income (loss) declined by $18.6 million to a loss of $12.0 million for 2001 from income of $6.5 million for 2000 for the reasons listed above. On a pro forma basis, operating income decreased $16.6 million.

         NET INTEREST EXPENSE. Net interest expense decreased by $3.9 million, or 25.0% to $11.8 million for 2001 from $15.7 million for 2000. Included in interest expense is a charge of $0.5 million related to recording the estimated fair value of the Company's interest rate swap. This expense must be recorded pursuant to SFAS No. 133; however, it will not have a negative cash impact on the Company unless it cancels the agreement prior to maturity. This increase was offset by a decrease in interest expense due to the reduction in debt as a result of management's plan to reduce leverage.

         INCOME TAX BENEFIT. Income tax benefit increased by $0.5 million to $1.3 million for 2001 from $0.8 million for 2000 due to losses in the France division in 2001.

         EXTRAORDINARY ITEM. Extraordinary income of $7.7 million consists of the gain realized on the purchase of $13.5 million of the Subordinated Notes in the first quarter of 2001.

         NET LOSS. Net loss increased to $13.7 million from a loss of $8.6 million for 2000 as a result of the above factors

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred net losses of $14.9 million, $32.5 million and $5.9 million for the years ended December 31, 1998, 1999 and 2000, respectively, and has a stockholder's deficit of $60.5 million at June 30, 2001. Additionally, the Company has negative net working capital of $4.7 million at June 30, 2001, including $10.9 million under the Revolving Loan which is classified as current as it includes certain clauses and lock-box requirements that cause amounts outstanding under the Revolving Loan to be classified as short-term debt for financial reporting purposes even though the contractual due date of the payments would indicate the amounts are due subsequent to June 30, 2002.

         The Company's Credit Facility contains certain financial and restrictive covenants. The Company is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Due to underperformance of the European divisions, management is not certain the Company will be in compliance with certain covenants in future periods. Accordingly, management is pursuing a refinancing of the Credit Facility. Management is also pursuing other alternative financing options, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, and substantial refinancing of the Company's capital structure.

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

         The Company's Credit Facility consists of a Term Note (with an outstanding balance of $21.5 million at June 30, 2001) and a $45 million Revolving Loan (with an outstanding balance of $10.9 million as of June 30, 2001). In January 2001, the Company utilized $5.0 million of the availability under its revolving loan to retire $13.5 million of its Subordinated Notes. At August 10, 2001, availability under the Revolving Loan was $2.8 million.

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

         For the remainder of 2001, the Company has principal payments of $4.0 million due and interest payments are expected to total approximately $10.0 million. The Company expects capital expenditures to approximate $1.0 million for the remainder of 2001. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Revolving Loan.

         The Company's cash provided by operations increased by $3.4 million to $5.1 million for the first twenty-six weeks of 2001 from $1.7 million for the first twenty-six weeks of 2000, primarily due to decreases in accounts receivable and inventory and increases in accounts payable. Financing activities required the use of $5.0 million associated with retirement of $13.5 million of the Subordinated Notes. The Company spent $2.0 million to make purchases of property, plant and equipment. Additionally, the Company invested $0.6 million in a joint venture, Brasmolde-Plasticos S.A. in Sao Paulo, Brazil which will serve customers in the technology sector, particularly those in the communications and connectivity industries.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, requires all derivatives to be recognized separately in the statement of financial position and to be measured at fair value. Under SFAS No. 133, the Company's interest rate swap agreement is considered a derivative. The Company recorded a loss of approximately $2.2 million as of January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statement of Comprehensive Income (Loss) to record the interest rate swap agreement at estimated fair value.

         In the thirteen and twenty-six weeks ended June 30, 2001, the Company recognized a gain of $0.5 million and a loss of $0.5 million, respectively due to the change in fair value of the interest rate swap agreement. These amounts have been reflected as interest expense in the accompanying Consolidated Statements of Operations. Additionally, the Company began amortizing the cumulative effect of accounting change resulting in a $0.1 million and $0.2 million charge to interest expense in the thirteen and twenty-six weeks ended June 30, 2001, respectively. The cumulative effect of accounting change will be amortized over the remaining 55 months of the interest rate swap agreement.

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141, which is effective immediately requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which is effective beginning on January 1, 2002, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9.3 million associated with the Gemini and Anchor acquisitions that will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $0.2 million and $0.4 million for the thirteen and twenty-six weeks ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         None.

         (b)      Reports on Form 8-K.

         Form 8-K dated June 14, 2001 concerning the Company's restructuring plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001                        MOLL INDUSTRIES, INC.
     --------------------------

                                             By: /s/ William W. Teeple
                                                -------------------------------
                                                William W. Teeple
                                                Chief Financial Officer


                                             ANCHOR HOLDINGS, INC.

                                             By: /s/ William W. Teeple
                                                -------------------------------
                                                William W. Teeple
                                                Chief Financial Officer